Form 10QSB
period 2007-03-31
COLUMBUS VENTURES INC.
filed 2007-05-29
CIK 1373952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended March 31, 2007

[   ] Transition Report Under Section 13 Or 15(d) Of The Exchange Act

For the transition period ________ to ________

COMMISSION FILE NUMBER 000-52565

COLUMBUS VENTURES INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	72-1619354
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

810 Peace Portal Drive, Suite 210
Blaine, WA 98230
(Address of principal executive offices)

(360) 510-1240
Issuer's telephone number

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the
Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes [X] No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 24, 2007, the Issuer had 32,517,150 Shares of Common Stock
outstanding.

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended March 31, 2007 are not necessarily indicative of the results that can be expected for the year ending September 30, 2007.

As used in this Quarterly Report, the terms "we", "us", "our", “Columbus” and the “Company” mean Columbus Ventures Inc., and its subsidiaries, unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

COLUMBUS VENTURES INC.

(An Exploration Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Stated in US Dollars)

(Unaudited)

COLUMBUS VENTURES INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
March 31, 2007 and September 30, 2006
(Stated in US Dollars)
(Unaudited)

	March 31,	September 30,
	2007	2006
		(Audited)
ASSETS

Current
Cash	$45,433	$65,344

LIABILITIES
Current
Accounts payable and accrued liabilities	$27,611	$17,853

STOCKHOLDERS’ EQUITY

Capital stock
Authorized:
100,000,000 common voting stock, $0.001 par value
100,000,000 preferred stock, $0.001 par value
Issued and outstanding:
32,517,150 common shares (September 30, 2006: 32,517,150)	32,517	32,517
Additional paid-in-capital	67,654	67,654
Deficit accumulated during the exploration stage	(82,349)	(52,680)

	17,822	47,491

	$45,433	$65,344

The accompanying notes form an integral part of these consolidated financial statements.

COLUMBUS VENTURES INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months and six months ended March 31, 2007 and March 31, 2006 and for the period
October 12, 2005 (Inception) to March 31, 2007
(Stated in US Dollars)
(Unaudited)

	Three months	Three months	Six months	Six months	October 12, 2005
	ended	ended	ended	ended	(Inception) to
	March 31,	March 31,	March 31,	March 31	March 31,
	2007	2006	2007	2006	2007

Expenses
Accounting and audit fees	$4,300	$8,541	$12,180	$8,541	$36,815
Bank charges	25	395	52	815	721
Consulting fees	0	0	0	1,500	1,500
Filing and regulatory fees	597	0	2,077	0	2,077
Foreign exchange (gain)	(36)	97	64	97	(210)
Legal fees	2,936	1,655	11,756	5,770	24,020
Mineral property acquisition and
exploration costs	0	0	0	8,000	9,699
Office and miscellaneous	345	345	690	886	2,266
Rent	675	675	1,350	1,261	3,961
Transfer agent fees	0	0	1,500	0	1,500

Net loss for the period	$(8,842)	$(11,708)	$(29,669)	$(26,870)	$(82,349)

Basic loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common
shares outstanding	32,517,150	30,011,433	32,517,150	27,505,716

The accompanying notes form an integral part of these consolidated financial statements.

COLUMBUS VENTURES INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months and six months ended March 31, 2007 and March 31, 2006 and for the period
October 12, 2005 (Inception) to March 31, 2007
(Stated in US Dollars)
(Unaudited)

	Three months	Three months	Six months	Six months	October 12, 2005
	ended	ended	ended	ended	(Inception) to
	March 31,	March 31,	March 31	March 31	March 31,
	2007	2006	2007	2006	2007

Cash provided by (used in):

Operating Activities
Net loss for the period	$(8,842)	$(11,708)	$(29,669)	$(26,870)	$(82,349)
Add: Mineral property acquisition and exploration
costs	0	0	0	8,000	9,699
Change in non-cash operating working capital item:
Accounts payable and accrued liabilities	317	6,800	9,758	6,825	27,611

Cash (used in) operating activities	(8,525)	(4,908)	(19,911)	(12,045)	(45,039)

Investing Activity
Mineral property acquisition and exploration costs
	0	0	0	(8,000)	(9,699)

Cash (used in) investing activity	0	0	0	(8,000)	(9,699)

Financing Activity
Issuance of common stock	0	33,045	0	100,345	100,171

Cash provided by financing activity	0	33,045	0	100,345	100,171

Net increase (decrease) in cash	(8,525)	28,137	(19,911)	80,300	45,433

Cash, beginning of the period	53,958	52,163	65,344	0	0

Cash, end of the period	$45,433	$80,300	$45,433	$80,300	$45,433

The accompanying notes form an integral part of these consolidated financial statements.

COLUMBUS VENTURES INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
for the period October 12, 2005 (Inception) to March 31, 2007
(Stated in US Dollars)
(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid-in	Exploration
	Number	Par Value	Capital	Stage	Total

Capital stock issued for cash:
- at $0.001	25,000,000	$25,000	$-	$-	$25,000
- at $0.01	7,517,150	7,517	67,654	-	75,171
Net loss to September 30, 2006	-	-	-	(52,680)	(52,680)

Balance, as at September 30, 2006	32,517,150	$32,517	$67,654	$(52,680)	$47,491
Net loss for the six months
to March 31, 2007	-	-	-	(29,669)	(29,669)

Balance, as at March 31, 2007	32,517,150	$32,517	$67,654	$(82,349)	$17,822

The accompanying notes form an integral part of these consolidated financial statements.

COLUMBUS VENTURES INC.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Stated in US Dollars)
(Unaudited)
Page One

Note 1	Interim Reporting and Continuance of Operations

While the information presented in the accompanying interim consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, result of operations and cash flows for the interim periods presented. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these consolidated financial statements be read in conjunction with the Company’s September 30, 2006 annual consolidated financial statements.

Operating results for the three-month and six-month periods ended March 31, 2007 are not necessarily indicative of the results that can be expected for the year ending September 30, 2007.

The interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $82,349 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

Note 2	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, CMBS Explorations Inc. (“CMBS”). CMBS was incorporated under the Business Corporations Act of British Columbia on October 11, 2005. All inter-company transactions and accounts have been eliminated.

COLUMBUS VENTURES INC.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Stated in US Dollars)
(Unaudited)
Page Two

Note 3	Mineral Property

Cheryl Comego Claim Group

On October 24, 2005, the Company acquired a 100% undivided right, title and interest in and to the Cheryl Comego mineral claims (12 units) located in the Alberni Mining Division in the Province of British Columbia, Canada for $3,500. As at March 31, 2007, the Company incurred an aggregate of $6,199 of exploration costs.

Note 4	Share Capital

On October 19, 2005, the Company issued 25,000,000 common shares at $0.001 for total cash proceeds of $25,000 to the president and director of the Company.

On January 31, 2006, the Company issued 7,517,150 common shares at $0.01 for total proceeds of $75,171.

As at March 31, 2007, there were no outstanding stock options or warrants.

Note 5	Contractual Obligations

The Company has no significant commitments or contractual obligations with any parties in respect of executive compensation, consulting arrangements or other matters, except as disclosed. Rental of premises is on a month-to-month basis.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate", "believe", "estimate", "should", "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Quarterly Report. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our Registration Statement on Form SB-2 and our Current Reports on Form 8-K.

Overview

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We currently own a 100% undivided interest in a mineral property located in the Province of British Columbia, Canada, that we call the “Comego Property.” The Comego Property consists of an area of approximately 630 acres located at the headwaters of the Chemainus River, approximately 20 miles east of the City of Nanaimo, on Vancouver Island, in the Province of British Columbia, Canada. Title to the Comego Property is held by our wholly owned British Columbia subsidiary, CMBS Explorations Inc.

PLAN OF OPERATION

Our plan of operation is to conduct mineral exploration activities on the Comego Property in order to assess whether the property contains mineral reserves capable of commercial extraction. Our exploration program is designed to explore for commercially viable deposits of copper, silver and gold. We have not, nor has any predecessor, identified any commercially exploitable reserves of these minerals on the Comego Property.

Our exploration program for the Comego Property consists of the following:

Phase	Exploration Program	Cost	Status
Phase I	Trenching and sampling of the Cheryl and Comego mineral showings	$4,500	Completed.
Phase II	Coverage of the area with a VLF-EM and magnetometer surveys	$8,500	Expected to be completed early in the Summer of 2007.
Phase III	Trenching, sampling and geological mapping within anomalous zones	$9,500	Expected to be completed in 2007, depending on the results of Phase II.
	Total Estimated Cost	$22,500

Phase I of our exploration program was completed in July of 2006. Based on the results of Phase I, our consulting geologist has recommended that we proceed to Phase II of our exploration program. We expected Phase II of our exploration program to be completed early in the Summer of 2007. A decision on whether to proceed beyond Phase II of our exploration program will be made after receiving the report of our consulting geologist on the results of Phase II.

As of March 31, 2007, we had cash on hand of $45,433. We have sufficient cash on hand to pay the anticipated costs of our proposed exploration program. However, there are no assurances that the actual cost of completing this exploration program will not exceed our estimates of those costs. If the actual costs of the exploration program are substantially greater than we have estimated, we may be required to seek additional financing. In addition, if we decide to proceed with additional work beyond Phase III, of which there is no assurance, we may also be required to seek additional financing. We currently do not have any arrangements for additional financing.

During the exploration stage of our business, our President will be devoting approximately 10% of her time to our business. We do not foresee this limited involvement negatively impacting our company over the next twelve months as all exploratory work has been, and will continue to be, performed by outside consultants. Additionally, we will not have a need to hire any employees over the next twelve months, nor do we plan to make any purchases of equipment over the next twelve months. Outside consultants will be expected to provide all tools needed for the exploratory work being conducted.

We anticipate that we will incur the following expenses over the next twelve months:

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$20,000
Office Expenses	$3,000
Mineral Property Exploration Expenses	$18,000
TOTAL	$41,000

RESULTS OF OPERATIONS

Second Quarter and Six Months Summary

	Second Quarter Ended		Percentage	Six Months Ended		Percentage
	March 31		Increase /	March 31		Increase /
	2007	2006	(Decrease)	2007	2006	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a
Expenses	$(8,842)	$(11,708)	(24.5%)	$(29,669)	$(26,870)	10.4%
Net Income (Loss)	$(8,842)	$(11,708)	(24.5%)	$(29,669)	$(26,870)	10.4%

Revenue

We have not earned any revenues to date. We do not anticipate earning revenues until such time as we enter into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs.

Operating Expenses

Our operating expenses for the interim periods ended March 31, 2007 and 2006 consisted of the following:

	Second Quarter Ended		Percentage	Six Months Ended		Percentage
	March 31		Increase /	March 31		Increase /
	2007	2006	(Decrease)	2007	2006	(Decrease)
Accounting and audit fees	$4,300	$8,541	(49.7%)	$12,180	$8,541	42.6%
Bank charges	25	395	(93.7%)	52	815	(93.6%)
Consulting Fees	0	0	n/a	0	1,500	(100%)
Filing and regulatory fees	597	0	n/a	2,077	0	n/a
Foreign exchange (gain)	(36)	97	(137.1%)	64	97	(34.0%)
Legal fees	2,936	1,655	77.4%	11,756	5,770	103.7%
Mineral property acquisition and exploration costs	0	0	n/a	0	8,000	(100%)
Office and miscellaneous	345	345	n/a	690	886	(22.1%)
Rent	675	675	n/a	1,350	1,261	7.1%
Transfer agent fees	0	0	n/a	1,500	0	n/a
Total Operating Expenses	$8,842	$11,708	(24.5%)	$29,669	$26,870	10.4%

We did not incur any mineral property acquisition or exploration costs during the 6 month period ended March 31, 2007 due to the unavailability of our consulting geologist. We expect to complete Phase II of our exploration program sometime early in the summer of 2007 at a cost of approximately $8,500. Accounting and legal fees during the period ended March 31, 2007 relate primarily to expenses incurred in connection with filing a Registration Statement on Form SB-2 with the SEC.

We anticipate our operating expenses will increase as we undertake our exploration program for the Comego Property. We anticipate our accounting and legal expenses will also increase as a result of our ongoing reporting requirements under the Exchange Act.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At March 31, 2007	At September 30, 2006	Increase / (Decrease)
Current Assets	$45,433	$65,344	(30.5%)
Current Liabilities	$27,611	$17,853	54.7%
Working Capital	$17,822	$47,491	(62.5%)

Cash Flows
	Six Months Ended	Six Months Ended
	March 31, 2007	March 31, 2006
Cash Flows Used In Operating Activities	$(19,911)	$(12,045)
Cash Flows Used in Investing Activities	0	(8,000)
Cash Flows From Financing Activities	0	100,345
Net Increase (Decrease) In Cash During Period	$(19,911)	$80,300

The decrease in our working capital at March 31, 2007 from September 30, 2006, and the increase in our cash used during the six month period ended March 31, 2007, from the comparable period ended March 31, 2006 are primarily attributable to: (i) the additional expenses associated with preparing and filing our Registration Statement on Form SB-2 and the amendments thereto; (ii) the commencement of our exploration program for our Comego Property; and (iii) from the fact that we had no revenue or sources of financing during the six month period ended March 31, 2007.

As of March 31, 2007, our cash on hand was $45,433. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the period ended September 30, 2006, that there is substantial doubt that we will be able to continue as a going concern.

Future Financings

We currently have sufficient capital resources to meet our anticipated needs for the next twelve months. However, there are no assurances that the actual costs of operating our business over the next twelve months will not exceed our estimates. If actual costs are substantially greater than we have anticipated, we may be required to seek additional financing within that time period. In addition, if we decide to proceed beyond Phase III of our exploration program of which there is no assurance, we will also require additional financing.

We do not anticipate earning revenue in the foreseeable future, and we do not expect sufficient debt financing to be available to us at this stage of our development. As such, we expect that we will need to rely on equity financings in order to fund our future operations. Issuances of additional shares of our capital stock will result in the dilution of the interests of our existing stockholders.

There are no assurances that we will be able to obtain sufficient financing if and when required.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements presented with this Quarterly Report on Form 10-QSB have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at March 31, 2007 and for all periods presented in the attached financial statements, have been included. Interim results for the six month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to our audited financial statements for the period from inception on October 12, 2005 to September 30, 2006 included in our Registration Statement on Form SB-2 originally filed with the SEC on November 21, 2006, as amended March 29, 2007.

Principles of Consolidation The consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiary, CMBS Explorations Inc. (“CMBS”). CMBS was incorporated under the Business Corporations Act of British Columbia on October 11, 2005. All inter-company transactions and accounts have been eliminated.

Exploration Stage Company We comply with Financial Accounting Standards Board (“FASB”) Statement No. 7 and Securities and Exchange Commission Act Guide 7 in our characterization as an exploration stage company.

Mineral Properties and Exploration Costs

1.

Mineral Rights We capitalize acquisition and option costs of mineral property rights where we believe the properties contain potentially mineralized material. The amount capitalized represents fair value at the time the mineral rights were acquired. The accumulated costs of acquisition for properties that are developed to the stage of commercial production will be amortized using the unit-of-production method.

2.	Exploration Costs Mineral exploration costs are expensed as incurred.

RISKS AND UNCERTAINTIES

If we do not obtain additional financing, our business will fail.

Our operating funds are currently sufficient to meet the anticipated costs of our exploration program. However, our existing funds may be insufficient if the actual costs of our exploration program (or the other costs associated with running our business) are significantly greater than our estimates or if we decided to conduct exploration work beyond Phase III or if we begin mining efforts in the event that it is determined that our property contains mineral reserves. Therefore, we will need to obtain additional financing in order to complete our full business plan. As of March 31, 2007, the date of our most recently available financial statements, we had cash on hand in the amount of $45,433. We have not earned any income since our inception. Our plan of operation calls for significant expenses in connection with the exploration of our mineral claims.

We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors outside of our control, including the results from our exploration program, and any unanticipated problems relating to our mineral exploration activities, including environmental assessments and additional costs and expenses that may exceed our current estimates. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us in which case our business will fail.

We have yet to earn revenue and our ability to sustain our operations is dependent on our ability to raise financing. As a result, our accountants believe there is substantial doubt about our ability to continue as a going concern.

We have accrued net losses of $82,349 for the period from our inception on October 12, 2005 to March 31, 2007, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern. Telford Sadovnick, PLLC, our independent auditors, have expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and investors may lose their investment. Investors should consider our auditor's comments when determining if an investment in Columbus is suitable.

Because of the unique difficulties and uncertainties inherent in mineral exploration ventures, we face a high risk of business failure.

Investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The Comego Property does not contain a known body of commercial ore and, therefore, any program conducted on the Comego Property would be an exploratory search of ore. There is no certainty that any expenditures made in the exploration of the Comego Property will result in discoveries of commercial quantities of ore. Most exploration projects do not result in the discovery of commercially mineable mineral deposits. Problems such as unusual or unexpected formations and other conditions are common to mineral exploration activities and often result in unsuccessful exploration efforts. If the results of our exploration program do not reveal viable commercial mineralization, we may decide to abandon our claim and acquire new claims for new exploration. Our ability to acquire additional claims will be dependent upon our possessing adequate capital resources when needed. If no funding is available, we may be forced to abandon our operations.

We have no known mineral reserves and if we cannot find any, we may have to cease operations.

We have no mineral reserves. If we do not find any commercially exploitable mineral reserves or if we cannot complete the exploration of any mineral reserves, either because we do not have the money to do so or because it is not economically feasible to do so, we may have to cease operations and you may lose your investment. Mineral exploration is highly speculative. It involves many risks and is often non-productive. Even if we are able to find mineral reserves on our property our production capability will be subject to further risks including:

-

The costs of bringing the property into production including exploration work, preparation of production feasibility studies, and construction of production facilities, all of which we have not budgeted for;

-	The availability and costs of financing;
-	The ongoing costs of production; and
-	Environmental compliance regulations and restraints.

The marketability of any minerals acquired or discovered may be affected by numerous factors which are beyond our control and which cannot be accurately predicted, such as market fluctuations, the lack of milling facilities and processing equipment near the Comego Property, and other factors such as government regulations, including regulations relating to allowable production, the importing and exporting of minerals, and environmental protection.

Given the above noted risks, the chances of our finding and commercially exploiting reserves on our mineral properties are remote and funds expended on exploration will likely be lost.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. At the present time we have no insurance to cover against these hazards. The payment of such liabilities may result in our inability to complete our planned exploration program and/or obtain additional financing to fund our exploration program.

As we undertake exploration of our mineral claims, we will be subject to compliance with government regulation that may increase the anticipated cost of our exploration program.

There are several governmental regulations that materially restrict mineral exploration. We will be subject to the laws of the Province of British Columbia as we carry out our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. If we enter the production phase, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. Examples of regulatory requirements include:

(a)	Water discharge will have to meet drinking water standards;

(b)	Dust generation will have to be minimal or otherwise re-mediated;

(c)	Dumping of material on the surface will have to be re-contoured and re-vegetated with natural vegetation;

(d)	An assessment of all material to be left on the surface will need to be environmentally benign;

(e)	Ground water will have to be monitored for any potential contaminants;

(f)	The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be remediated; and

(g)	There will have to be an impact report of the work on the local fauna and flora including a study of potentially endangered species.

Our annual cost of compliance under the Mineral Tenure Act is currently approximately $880 per year. There is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program. We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. If remediation costs exceed our cash reserves we may be unable to complete our exploration program and have to abandon our operations.

Because our sole executive officer and sole director, Lubow Klauser, does not have formal training specific to the technicalities of mineral exploration, there is a higher risk our business will fail.

Lubow Klauser, our sole executive officer and sole director, does not have any formal training as a geologist or in the technical aspects of management of a mineral exploration company. With no direct training or experience in these areas, our management may not be fully aware of the specific requirements related to working within this industry. Our management's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.

We may conduct further offerings in the future in which case investors’ shareholdings will be diluted.

Since our inception, we have relied on such equity sales of our common stock to fund our operations. We may conduct further equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. If we issue additional stock, investors’ percentage interest in us will be diluted. The result of this could reduce the value of your stock.

ITEM 3.           CONTROLS AND PROCEDURES.

Evaluation Of Disclosure Controls And Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer has concluded that these disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

None.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We registered the resale of 7,517,150 shares of our common stock (the “Shares”) offered by our selling stockholders at a price of $0.02 per share pursuant to a Registration Statement on Form SB-2 under the Securities Act of 1933 (the “Offering”). The SEC declared our Registration Statement on Form SB-2 (File No. 333-138864), effective at 3:30 p.m. (EST) on April 12, 2007 (the “Effective Date”). We did not sell any shares of our common stock in the Offering and therefore will not receive any proceeds from the Offering. The Offering will terminate nine months after the Effective Date. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. We are paying all expenses of the Offering. No portion of these expenses will be paid by the selling stockholders. The selling stockholders, however, will pay any other expenses incurred in selling their common stock, including any brokerage commissions or costs of sale.

We have applied to the OTC Bulletin Board for the trading of our common stock. If our common stock becomes so traded and a market for our common stock develops, of which there is no assurance, the actual price of the shares offered will be determined by prevailing market prices at the time of sale or by private transactions negotiated by the selling stockholders.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.           OTHER INFORMATION.

None.

ITEM 6.           EXHIBITS.

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation. (1)
3.2	Bylaws, as amended. (1)
10.1	Purchase Agreement dated October 24, 2005 between Christopher Normand Delorme and CMBS Explorations Inc. (1)
21.1	List of Subsidiaries. (1)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to our Registration Statement on Form SB-2 filed on November 21, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBUS VENTURES INC.

Date:	May 26, 2007	By:	/s/ Lubow Klauser
LUBOW KLAUSER
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)