Form 10QSB
period 2007-06-30
COLUMBUS VENTURES INC.
filed 2007-08-14
CIK 1373952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended June 30, 2007

[   ] Transition Report Under Section 13 Or 15(d) Of The Exchange Act

For the transition period from ________ to ________

COMMISSION FILE NUMBER 000-52565

COLUMBUS VENTURES INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	72-1619354
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

810 Peace Portal Drive, Suite 210
Blaine, WA 98230
(Address of principal executive offices)

(360) 510-1240
(Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 8, 2007, the Issuer had 32,517,150 Shares of Common Stock
outstanding.

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS.

COLUMBUS VENTURES INC.

(An Exploration Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Stated in US Dollars)

(Unaudited)

COLUMBUS VENTURES INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
June 30, 2007 and September 30, 2006
(Stated in US Dollars)
(Unaudited)

	June 30,	September 30,
	2007	2006
		(Audited)
ASSETS

Current
Cash	$14,468	$65,344
LIABILITIES

Current
Accounts payable and accrued liabilities	$8,044	$17,853

STOCKHOLDERS’ EQUITY

Capital stock
Authorized:
100,000,000 common voting stock, $0.001 par value
100,000,000 preferred stock, $0.001 par value
Issued and outstanding (Note 4):
32,517,150 common shares (September 30, 2006: 32,517,150)	32,517	32,517
Additional paid-in-capital	67,654	67,654
Deficit accumulated during the exploration stage	(93,747)	(52,680)

	6,424	47,491

	$14,468	$65,344

The accompanying notes form an integral part of these consolidated financial statements.

COLUMBUS VENTURES INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months and nine months ended June 30, 2007 and June 30, 2006 and for the period
October 12, 2005 (Inception) to June 30, 2007
(Stated in US Dollars)
(Unaudited)

	Three months	Three months	Nine months	Nine months	October 12, 2005
	ended	ended	ended	ended	(Inception) to
	June 30,	June 30,	June 30,	June 30	June 30,
	2007	2006	2007	2006	2007

Expenses
Accounting and audit fees	$5,001	$0	$17,181	$8,541	$41,816
Bank charges	27	27	79	842	748
Consulting fees	0	0	0	1,500	1,500
Filing and regulatory fees	691	0	2,768	0	2,768
Foreign exchange (gain)	(323)	(505)	(259)	(408)	(533)
Legal fees	4,482	1,649	16,238	7,419	28,502
Mineral property acquisition and
exploration costs	0	0	0	8,000	9,699
Office and miscellaneous	345	460	1,035	1,346	2,611
Rent	675	900	2,025	2,161	4,636
Transfer agent fees	500	0	2,000	0	2,000

Net loss for the period	$(11,398)	$(2,531)	$(41,067)	$(29,401)	$(93,747)

Basic loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common
shares outstanding	32,517,150	32,517,150	32,517,150	32,517,150

The accompanying notes form an integral part of these consolidated financial statements.

COLUMBUS VENTURES INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months and nine months ended June 30, 2007 and June 30, 2006 and for the period
October 12, 2005 (Inception) to June 30, 2007
(Stated in US Dollars)
(Unaudited)

	Three months	Three months	Nine months	Nine months	October 12, 2005
	ended	ended	ended	ended	(Inception) to
	June 30,	June 30,	June 30	June 30	June 30,
	2007	2006	2007	2006	2007

Cash provided by (used in):

Operating Activities
Net loss for the period	$(11,398)	$(2,531)	$(41,067)	$(29,401)	$(93,747)
Add: Mineral property acquisition and exploration
costs	0	0	0	8,000	9,699
Change in non-cash operating working capital item:
Accounts payable and accrued liabilities	(19,567)	(6,835)	(9,809)	(10)	8,044

Cash (used in) operating activities	(30,965)	(9,366)	(50,876)	(21,411)	(76,004)

Investing Activity
Mineral property acquisition and exploration costs
	0	0	0	(8,000)	(9,699)

Cash (used in) investing activity	0	0	0	(8,000)	(9,699)

Financing Activity
Issuance of common stock	0	0	0	100,345	100,171

Cash provided by financing activity	0	0	0	100,345	100,171

Net increase (decrease) in cash	(30,965)	(9,366)	(50,876)	70,934	14,468

Cash, beginning of the period	45,433	80,300	65,344	0	0

Cash, end of the period	$14,468	$70,934	$14,468	$70,934	$14,468

The accompanying notes form an integral part of these consolidated financial statements.

COLUMBUS VENTURES INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
for the period October 12, 2005 (Inception) to June 30, 2007
(Stated in US Dollars)
(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid-in	Exploration
	Number	Par Value	Capital	Stage	Total

Capital stock issued for cash:
- at $0.001	25,000,000	$25,000	$-	$-	$25,000
- at $0.01	7,517,150	7,517	67,654	-	75,171
Net loss to September 30, 2006	-	-	-	(52,680)	(52,680)

Balance, as at September 30, 2006	32,517,150	$32,517	$67,654	$(52,680)	$47,491
Net loss for the nine months
to June 30, 2007	-	-	-	(41,067)	(41,067)

Balance, as at June 30, 2007	32,517,150	$32,517	$67,654	$(93,747)	$6,424

The accompanying notes form an integral part of these consolidated financial statements.

COLUMBUS VENTURES INC.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
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

Operating results for the three-month and nine-month periods ended June 30, 2007 are not necessarily indicative of the results that can be expected for the year ending September 30, 2007.

The interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $93,747 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

Note 2	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, CMBS Explorations Inc. (“CMBS”). CMBS was incorporated under the Business Corporations Act of British Columbia on October 11, 2005. All inter- company transactions and accounts have been eliminated.

COLUMBUS VENTURES INC.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Stated in US Dollars)
(Unaudited)
Page Two

Note 3	Mineral Property

Cheryl Comego Claim Group

On October 24, 2005, the Company acquired a 100% undivided right, title and interest in and to the Cheryl Comego mineral claims (12 units) located in the Alberni Mining Division in the Province of British Columbia, Canada for $3,500. As at June 30, 2007, the Company incurred an aggregate of $6,199 of exploration costs.

Note 4	Share Capital

On October 19, 2005, the Company issued 25,000,000 common shares at $0.001 for total cash proceeds of $25,000 to the president and director of the Company.

On January 31, 2006, the Company issued 7,517,150 common shares at $0.01 for total proceeds of $75,171.

As at June 30, 2007, there were no outstanding stock options or warrants.

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

Our exploration program for the Comego Property consists of the following:

Phase	Exploration Program	Cost	Status
Phase I	Trenching and sampling of the Cheryl and Comego mineral showings	$4,500	Completed.
Phase II	Coverage of the area with a VLF-EM and magnetometer surveys	$8,500	Expected to be completed in early Fall of 2007.
Phase III	Trenching, sampling and geological mapping within anomalous zones	$9,500	Expected to be completed in 2007, depending on the results of Phase II.
	Total Estimated Cost	$22,500

Phase I of our exploration program was completed in July of 2006. Based on the results of Phase I, our consulting geologist has recommended that we proceed to Phase II of our exploration program. We expect Phase II of our exploration program to be completed in early Fall 2007. A decision on whether to proceed beyond Phase II of our exploration program will be made after receiving the report of our consulting geologist on the results of Phase II.

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

As of June 30, 2007, we had cash on hand of $14,468. We have sufficient cash on hand to pay the anticipated costs of Phase II of our proposed exploration program. However, we do not have sufficient cash to complete Phase III of our exploration program or to pay for the anticipated operating expenses for the next twelve months. In addition, there are no assurances that the actual cost of completing this exploration program will not exceed our estimates of those costs. As a result, we will require additional financing in order to complete our plan of operation. We currently do not have any arrangements for additional financing.

RESULTS OF OPERATIONS

Third Quarter and Nine Months Summary

	Third Quarter Ended		Percentage	Nine Months Ended		Percentage
	June 30		Increase /	June 30		Increase /
	2007	2006	(Decrease)	2007	2006	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a
Expenses	$(11,398)	$(2,531)	350.3%	$(41,067)	$(29,401)	39.7%
Net Income (Loss)	$(11,398)	$(2,531)	350.3%	$(41,067)	$(29,401)	39.7%

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

Operating Expenses

Our operating expenses for the interim periods ended June 30, 2007 and 2006 consisted of the following:

	Third Quarter Ended		Percentage	Nine Months Ended		Percentage
	June 30		Increase /	June 30		Increase /
	2007	2006	(Decrease)	2007	2006	(Decrease)
Accounting and audit fees	$5,001	$-	n/a	$17,181	$8,541	101.2%
Bank charges	27	27	n/a	79	842	(90.6)%
Consulting Fees	-	-	n/a	-	1,500	(100)%
Filing and regulatory fees	691	-	n/a	2,768	-	n/a
Foreign exchange (gain)	(323)	(505)	(36.0)%	(259)	(408)	(36.5)%
Legal fees	4,482	1,649	171.8%	16,238	7,419	118.9%
Mineral property acquisition and exploration costs	-	-	n/a	-	8,000	(100)%
Office and miscellaneous	345	460	(25.0)%	1,035	1,346	(23.1)%
Rent	675	900	(25.0)%	2,025	2,161	(6.3)%
Transfer agent fees	500	-	n/a	2,000	-	n/a
Total Operating Expenses	$11,398	$2,531	350.3%	$41,067	$29,401	39.7%

We did not incur any mineral property acquisition or exploration costs during the nine month period ended June 30, 2007 due to the unavailability of our consulting geologist. We expect to complete Phase II of our exploration program in the summer of 2007 at a cost of approximately $8,500. Accounting and legal fees during the nine-month period ended June 30, 2007 relate primarily to expenses incurred in connection with the filing of a registration statement on Form SB-2 under the Securities Act of 1933 (the “Securities Act”) and with meeting our ongoing reporting obligations under the Securities Exchange Act of 1934 (the “Exchange Act”).

We anticipate our operating expenses will increase as we undertake our exploration program for the Comego Property. We anticipate our accounting and legal expenses will also increase as a result of our ongoing reporting requirements under the Exchange Act.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At June 30, 2007	At September 30, 2006	Increase / (Decrease)
Current Assets	$14,468	$65,344	(77.9)%
Current Liabilities	$(8,044)	$(17,853)	(54.9)%
Working Capital	$6,424	$47,491	(86.5)%

Cash Flows
	Nine Months Ended	Nine Months Ended
	June 30, 2007	June 30, 2006
Cash Flows Used In Operating Activities	$(50,876)	$(21,411)
Cash Flows Used in Investing Activities	-	(8,000)
Cash Flows From Financing Activities	-	100,345
Net Increase (Decrease) In Cash During Period	$(50,876)	$70,934

The decrease in our working capital at June 30, 2007 from September 30, 2006, and the increase in our cash used during the nine-month period ended June 30, 2007, from the comparable period ended June 30, 2006 are primarily attributable to: (i) the additional expenses associated with filing our registration statement on Form SB-2 under the Securities Act and with meeting our ongoing reporting obligations under the Exchange Act; and (ii) from the fact that we had no revenue or sources of financing during the nine month period ended June 30, 2007.

As of June 30, 2007, our cash on hand was $14,468. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the period ended September 30, 2006, that there is substantial doubt that we will be able to continue as a going concern.

Future Financings

We currently do not have sufficient working capital to meet the anticipated costs of completing the exploration program on the Comego Property or to meet our anticipated expenses for the next twelve months. We do not anticipate earning revenue in the foreseeable future, and we do not expect sufficient debt financing to be available to us at this stage of our development. As such, we expect that we will need to rely on equity financings in order to fund our future operations. Issuances of additional shares of our capital stock will result in the dilution of the interests of our existing stockholders.

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

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements presented with this Quarterly Report on Form 10-QSB have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at June 30, 2007 and for all periods presented in the attached financial statements, have been included. Interim results for the nine month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

Our operating funds are not sufficient to meet the anticipated costs of completing our exploration program on the Comego Property. Therefore, we will need to obtain additional financing in order to complete our full business plan. As of June 30, 2007, the date of our most recently available financial statements, we had cash on hand in the amount of $14,468. We have not earned any income since our inception. Our plan of operation calls for significant expenses in connection with the exploration of our mineral claims.

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

We have accrued net losses of $93,747 for the period from our inception on October 12, 2005 to June 30, 2007, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern. Telford Sadovnick, PLLC, our independent auditors, have expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and investors may lose their investment. Investors should consider our auditor's comments when determining if an investment in Columbus is suitable.

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

Our annual cost of compliance under the Mineral Tenure Act (British Columbia) is currently approximately $880 per year. There is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program. We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. If remediation costs exceed our cash reserves we may be unable to complete our exploration program and have to abandon our operations.

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

None.

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

COLUMBUS VENTURES INC.

Date:	August 14, 2007	By:	/s/ Lubow Klauser
LUBOW KLAUSER
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)