Form 10KSB
period 2007-09-30
COLUMBUS VENTURES INC.
filed 2008-01-15
CIK 1373952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
[ X ] Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended September 30, 2007

[ ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from _____to _____

COMMISSION FILE NUMBER: 000-52565

COLUMBUS VENTURES INC.
(Name of small business issuer in its charter)

NEVADA	72-1619354
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

810 Peace Portal Drive, Suite 210
Blaine, WA	98230
(Address of principal executive offices)	(Zip Code)

(360) 510-1240
Issuer’s telephone number

Securities registered under Section 12(b) of the Exchange Act:	NONE.

Securities registered under Section 12(g) of the Exchange Act:	Common Stock, $0.001 Par Value Per
Share.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [ ]

State issuer’s revenues for its most recent fiscal year. $NIL

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.): $150,343, based on a price of $0.02 per share, being the price at which the Issuer last sold shares of its common stock.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 32,517,150 Shares of Common Stock as of January 8, 2008.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

COLUMBUS VENTURES INC.

ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED SEPTEMBER 30, 2007

PART I

Certain statements contained in this Annual Report on Form 10-KSB constitute “forward-looking statements.” These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect,” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this Annual Report. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Quarterly Reports on Form 10-QSB and our Current Reports on Form 8-K.

As used in this Annual Report, the terms “we,” “us,” “our,” “Columbus,” and the “Company” mean Columbus Ventures Inc. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

ITEM 1.	DESCRIPTION OF BUSINESS.

OVERVIEW

We were incorporated on October 12, 2005 under the laws of the State of Nevada.

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We currently own a 100% undivided interest in a mineral property located in the Province of British Columbia, Canada, that we call the “Comego Property.” The Comego Property consists of an area of approximately 630 acres located at the headwaters of the Chemainus River, approximately 20 miles east of the City of Nanaimo, on Vancouver Island, in the Province of British Columbia, Canada. Title to the Comego Property is held by our wholly owned British Columbia subsidiary, CMBS Explorations Inc. Our plan of operation is to conduct mineral exploration activities on the Comego Property in order to assess whether it possess deposits of gold capable of commercial extraction.

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

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the Province of British Columbia. The main agency that governs the exploration of minerals in the Province of British Columbia is the Ministry of Energy, Mines and Petroleum (the “Ministry of Mines”).

The Ministry of Mines manages the development of British Columbia's mineral resources, and implements policies and programs respecting their development while protecting the environment. In addition, the Ministry of Mines regulates and inspects the exploration and mineral production industries in British Columbia to protect workers, the public and the environment.

The material legislation applicable to us is the British Columbia Mineral Tenure Act, and the British Columbia Mines Act, as well as the Health, Safety and Reclamation Code and the Mineral Exploration Code, promulgated under the Mines Act.

The Mineral Tenure Act and its regulations govern the procedures involved in the location, recording and maintenance of mineral titles in British Columbia. The Mineral Tenure Act also governs the issuance of leases which are long term entitlements to minerals.

All mineral exploration activities carried out on a mineral claim or mining lease in British Columbia must be done in compliance with the Mines Act. The Mines Act applies to all mines during exploration, development, construction, production, closure, reclamation and abandonment. It outlines the powers of the Chief Inspector of Mines, to inspect mines, the procedures for obtaining permits to commence work in, on or about a mine and other procedures to be observed at a mine. Additionally, the provisions of the Health, Safety and Reclamation Code for mines in British Columbia contain standards for employment, occupational health and safety, accident investigation, work place conditions, protective equipment, training programs, and site supervision. Also, the Mineral Exploration Code contains standards for exploration activities including construction and maintenance, site preparation, drilling, trenching and work in and about a water body.

Additional approvals and authorizations may be required from other government agencies, depending upon the nature and scope of the proposed exploration program. If the exploration activities require the falling of timber, then either a free use permit or a license to cut must be issued by the Ministry of Forests. Items such as waste approvals may be required from the Ministry of Environment, Lands and Parks if the proposed exploration activities are significantly large enough to warrant them. Waste approvals refer to the disposal of rock materials removed from the earth which must be reclaimed. An environmental impact statement may be required.

We have not budgeted for regulatory compliance costs in the proposed work program recommended by the geological report.

The Mineral Tenure Act requires that a holder of title to mineral claims must spend at least $4.00 CDN (approximately $3.98 US) per hectare per year for the first three years after staking the claim on exploration work in order to keep the property in good standing. After the first three years, the minimum exploration expenditures increase to $8.00 CDN (approximately $7.96 US) per hectare per year. Instead of spending the minimum amounts on exploration work, an equivalent fee may be paid to the Province of British Columbia. The Comego Property consists of an area of approximately 255 hectares. As such, the annual filing fees/minimum exploration work needed to keep the Comego Property in good standing is expected to be approximately $1,020 CDN (approximately $1,015 US) for the first three years and $2,040 CDN (approximately $2,029 US) thereafter. Because of the exploration work already conducted on Phase I of our exploration program, the Comego Property should be in good standing for the next four years upon the submittal of the appropriate documentation, payment of the required fees, the submittal of a report, and the approval from, the Ministry of Mines.

Compliance with Environmental Regulations

We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings, our competitive position or on us in the event a potentially economic deposit is discovered.

If we anticipate disturbing ground during our mineral exploration activities, we will be required to make an application under the Mines Act for a permit. A permit is issued within 45 days of a complete and satisfactory application. We do not anticipate any difficulties in obtaining a permit, if needed. The initial exploration activities on the Comego Claims (grid establishment, geological mapping, soil sampling, geophysical surveys) do not involve ground disturbance and as a result do not, at this time, require a work permit. Any follow-up trenching and/or drilling will require permits, applications for which will be submitted well in advance of the planned work.

If we enter the production phase, of which there is no assurance, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. The regulatory requirements that we will have to meet will likely include:

(i)	Ensuring that any water discharge meets drinking water standards;

(ii)	Dust generation will have to be minimal or otherwise re-mediated;

(iii)	Dumping of material on the surface will have to be re-contoured and re-vegetated with natural vegetation;

(iv)	All material to be left on the surface will need to be environmentally benign;

(v)	Ground water will have to be monitored for any potential contaminants;

(vi)	The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and

(vii)	There will have to be an impact report of the work on the local fauna and flora including a study of potentially endangered species.

Competition

We are an exploration stage company. We compete with other mineral resource exploration and development companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration and development companies with whom we compete have greater financial and technical resources than us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact on our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.

Employees

We have no employees other than our sole executive officer and director as of the date of this Annual Report. We conduct our business largely through consultants.

Research and Development Expenditures

We have not incurred any research expenditures since our incorporation.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

ITEM 2.	DESCRIPTION OF PROPERTY.

We currently do not own any physical property or own any real property. We purchased the Comego Property from Christopher Normand Delorme at a cost of $3,500. Title to the Comego Property is held by our wholly owned British Columbia subsidiary, CMBS Explorations Inc.

We rent office space at Suite 210 – 810 Peace Portal Drive, in Blaine, Washington. This office space consists of approximately 100 square feet, which we rent at a cost of $225 per month.

THE COMEGO PROPERTY

In October, 2005, we purchased a 100% undivided interest in a mineral claim known as the Cheryl Comego Claim from Christopher Normand Delorme at a price of $3,500. Title to the Comego Property is held by our wholly owned British Columbia subsidiary, CMBS Explorations Inc.

Description of Property

The Comego Property is comprised of a 12 cell claim block with an area of approximately 255 hectares (approximately 630 acres), located at the headwaters of the Chemainus River, approximately 20 miles east of the City of Nanaimo on Vancouver Island in the Province of British Columbia. See “Figure 1” below.

The Comego Property is recorded with the Ministry of Energy, Mines and Petroleum Resources for the Province of British Columbia (the “Ministry of Mines”) as follows:

Name of Mineral Claim	Area in Hectares	Tenure Number	Expiry Date
CHERYL COMEGO	254.671	521280	April 17, 2008

The Province of British Columbia owns the land covered by the mineral claims. To our knowledge, there are no aboriginal land claims that might affect our title to our mineral claims or the Province’s title of the property.

In order to maintain the Comego Property in good standing, we must complete minimum exploration work on the mineral claim and file confirmation of the completion of the work with the Ministry of Mines. In lieu of completing this work, we may pay a fee equal to the minimum exploration work that must be performed with the Ministry of Mines. The completion of mineral exploration work or payment in lieu of exploration work in any year will extend the existence of our mineral claims for one additional year. Our mineral claims are currently in good standing until April 17, 2008. The minimum exploration work that must be performed and/or the fee for keeping our claim current is equal to $4.00 CDN (approximately $3.98 US) per hectare each year for the first three years after staking. After three years, the minimum work to be performed and/or the minimum fee to be paid increases to $8.00 CDN (approximately $7.96 US) per hectare per year. The Comego Property is comprised of approximately 255 hectares. As such, we will be required to complete minimum exploration work or pay a minimum fee of $1,020 CDN (approximately $1,015 US) each year for the first three years and $2,040 CDN (approximately $2,029 US) per year thereafter. If we fail to complete the minimum required amount of exploration work or fail to make a payment in lieu of this exploration work, then our mineral claims will lapse and we will lose all interest that we have in these mineral claims.

Figure 1 - Location of Claim
COMEGO PROPERTY
Scale 1 : 5,100,000

Location

The Comego Property is located at the headwaters of the Chemainus River on Mount Whymper, approximately three miles from Cowichan Lake and approximately 20 miles from the City of Nanaimo, on Vancouver Island, in the Province of British Columbia, Canada.

The Comego Property may be accessed by graveled logging roads from Nanaimo. Nanaimo may be accessed via ferry from the City of Vancouver, on the mainland of British Columbia.

Climate and General Physiography

The general climate of the region surrounding the Comego Property is typical of the West Coast temperate zone, with mild to cool temperatures and periodic heavy rainfall from November to March. Snowfall may occur during the rainy season. During the summer season, temperatures average approximately 60°F.

The terrain of the Comego Property is comprised of moderate to steep slopes. The Comego Property has two mineral showings that we refer to as the “Comego Mineral Showing” and the “Cheryl Mineral Showing”. The Comego Mineral Showing is located at an elevation of 760 feet on a northeast facing slope. The Cheryl Mineral Showing is located on an easterly facing slope of the Chemainus River.

Infrastructure

The Comego Property does not currently have any plant or equipment located on it. The City of Vancouver, located approximately 34 miles east of the Comego Property on the mainland of British Columbia, is the primary source for experienced exploration and mining contractors and equipment in the region. Exploration and mining contractors and equipment can also be found in the City of Nanaimo and other small communities on Vancouver Island.

There are no electrical or other facilities currently built on the property. Sufficient water for all phases of the exploration program is available from the Chemainus River and other water courses found within or adjacent to the Comego Property. Diesel-electrical power will be required in the initial development and feasibility stages.

Property History

To our knowledge, there has been no previous exploration or mining operations on the Comego Property.

Regional Geology

The Comego Property is located in an area within the Insular Belt, which is the westernmost major tectonic subdivision of the Canadian Cordillera. The Insular Belt contains a middle Paleozoic and a Jurassic volcanic-plutonic complex, both apparently underlain by gneiss-migmatite terrains and overlain by Permo-Pennsylvanian and Cretaceous clastic sediments. A thick shield of Upper Triassic basalt overlain by carbonate-clastic sediments separates the two complexes in space and time.

The area in which the Comego Property is found is dominated by the Karmutsen Formation of the Vancouver Group rock formation, with intrusions from the Island Intrusion formations. The Karmutsen Formation is composed of theolitic volcanic rocks up to 6,000 meters (approximately 3.7 miles) thick and underlies most of Vancouver Island. Generally, the Karmutsen Formation is composed of a lower member of pillow lava, a middle member of pillow breccia and aquagene tuff, and an upper member of massive flows with minor interbedded pillow lava, breccia and sedimentary layers.

The Island Intrusion formation contains batholiths and stocks of granitoid rocks ranging from quartz diorite to granite. The Island Intrusions underlie about one quarter of the surface of Vancouver Island.

Property Geology and Mineralization

The Comego Property is predominantly underlain by basaltic volcanic rocks of the Karmutsen Formation in a central northerly trending contact with dioritic to gabbroic intrusive rocks of the Late Triassic Mount Hill Gabbro. The gabbro incorporates pendants of the Mississippian to Lower Permean Buttle Lake Group. These pendants are comprised of chert, siliceous argillites and siliciclastic rocks of the Fourth Lake Formation.

At the northeast corner of the Comego Property there are indicated Upper Cretaceous, Nanaimo Group, undivided sedimentary rocks in contact with the Mount Hill Gabbro and the Fourth Lake Formation.

Located to the east of the Comego Property is a mineral property known as the Lara project. Reports on the Lara indicate a mineral zone consisting of volcanogenic polymetallic massive sulphide deposit located in the Cowichan uplift. The Cowichan uplift is one of three geanticlinal uplifts that expose Paleozoic volcanic and sedimentary rocks on Vancouver Island. The Paleozoic rocks are intruded by mafic sills of the Mount Hall Gabbro that are coeval with overlying basaltic volcanics of the Karmutsen Formation. Granodioritic stocks of the Island Intrusion have subsequently intruded all of these sequences. The Nanaimo Group lies unconformably on the older sequences.

According to mineral reports filed with the British Columbia government, the outcrops of the Cheryl Mineral Showing area host pyrite and chalcopyrite mineralization. According to this report, magnetite was observed in silt samples. A silicified turbidite outcrop hosts a quartz vein 4.5 feet long and up to one foot wide. Mineralization increases close to the vein but it appears that the wallrock contains more mineralization than the vein. Small shear zones with limonitic staining occur. According to the report referenced by our consulting geologist, a sample from this outcrop contained 5 to 10% pyrite and 3 to 5% chalcopyrite.

Our consulting geologist also reported that, according to filed mineral reports on the Comego Mineral Showing area, skarns are developed in the Buttle Lake Group sediments which have been intruded by diabasic and gabbro sills informally called the Mount Hall gabbro. Mineralization, however, may be related to the nearby Jurassic Reynard Creek diorite stock. The rock types in the area comprise chert, cherty tuffs and sediments, agglomerates and argillite. According to the filed report, assays from the quartz-carbonate zones are very low. Mineralization occurs as three types: (1) quartz-calcite-garnet-actinolite skarn with magnetite, chalcopyrite, pyrrhotite, pyrite and locally tetrahederite replacing sediments, (2) quartz veins hosting molybdenite, pyrite and chalcopyrite, and (3) quartz-carbonate veins in shear zones.

Conclusions of Geological Report

The geological evaluation report we obtained on the Comego Property states the property is favorably located for potentially economic skarn or volcanogenic type mineralization. The Comego Property covers two known mineral showings with a mineralization that indicates skarn related mineral zones similar to those occurring at formerly productive mineral zones on a property located to the south of the Comego Property or potential volcanogenic mineral zones similar to those occurring on a developed mineral project located to the east of the Comego Property.

Recommendations of Geological Report and the Geological Exploration Program

We engaged Laurence P. Sookochoff, P.Eng. to prepare a geological evaluation report on the Comego Property. Mr. Sookochoff is a consulting professional engineer in the Geological Section of the Association of Professional Engineers and Geoscientists of the Province of British Columbia, Canada. Mr. Sookochoff attended University of British Columbia and holds a Bachelor of Science degree in geology. Mr. Sookochoff has been licensed as a professional engineer by the Professional Engineers Association of B.C. for the past 40 years.

The work completed by Mr. Sookochoff in preparing the geological report consisted of a review of geological data from previous exploration within the region. The acquisition of this data involved the research and investigation of historical files to locate and retrieve data information acquired by previous exploration companies in the area of the mineral claims.

We received the geological evaluation report on the Comego Property entitled "Geological Evaluation Report on the Comego Property" prepared by Mr. Sookochoff on December 12, 2005. The geological report summarizes the results of the history of the exploration of the mineral claims, the regional and local geology of the mineral claims and the mineralization and the geological formations identified as a result of the prior exploration. The geological report also gives conclusions regarding potential mineralization of the mineral claims and recommends a further geological exploration program on the mineral claims. The description of the Comego Property provided below is based on Mr. Sookochoff’s report.

In his geological report, Mr. Sookochoff, recommended that a three phase continuing exploration program be undertaken on the property. The three phase program consists of the following:

Phase	Exploration Program	Cost	Status
Phase I	Trenching and sampling of the Cheryl and Comego mineral showings	$4,500	Completed.
Phase II	Coverage of the area with a VLF-EM and magnetometer surveys	$8,500	Completed in October, 2007. Awaiting formal report.
Phase III	Trenching, sampling and geological mapping within anomalous zones	$9,500	Expected to be completed in 2008, depending on the results of Phase II.
	Total Estimated Cost	$22,500

Results of Phase I

Phase I of our exploration program for the Comego Property was completed in July of 2006. Two trenches were excavated along two extensions of the Cheryl mineral showing. A mineralized zone was exposed, which appears to be either a parallel zone, or the same zone as the Cheryl showing. The mineralization occurs within quartz veins and the host andesite.

Eight samples were taken during Phase I. These samples were taken from the two excavated trenches and from the Cheryl mineral showing itself. In his report, Mr. Sookochoff reported that the results of Phase I were successful in that the results confirmed the gold and copper mineralization described in historical reports filed with the British Columbia government for the general area. Mr. Sookochoff reported that the mineralized quartz veins and the mineralization within the host rock andesite could potentially be a developed stockwork system with significant widths, and thus has the potential for bulk tonnage mineralization to depth. As the controls to the mineralized zone appear to be shear related, the width of the mineral zone could be related to the width of the shear.

Based on these results, Mr. Sookochoff has recommended that we proceed with Phase II of our program. Phase II will consist of a VLF-EM and magnetometer survey of the area. This survey will be conducted in an attempt to delineate the anomalously indicated mineralized zones and the extensions thereof. Work on Phase II was completed in October, 2007 and we are currently awaiting a formal report on the results. A decision on whether to proceed beyond Phase II of our exploration program will be made after receiving the report of our consulting geologist on the results of Phase II.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our shares of common stock commenced trading on the OTC Bulletin Board under the symbol “CBUS” on June 19, 2007. Although our shares became eligible for quotation on the OTC Bulletin Board in June 2007, the high and low bid information for our common stock for the year ended September 30, 2007 was not available from the OTC Bulletin Board.

Quotations provided by the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders Of Our Common Stock

As of January 8, 2008, there are 32,517,150 shares of our common stock issued and outstanding that are held of record by twenty-seven (27) registered stockholders.

Dividends

We have not declared any dividends on our common stock since our inception on October 12, 2005. There are no dividend restrictions that limit our ability to pay dividends on our common stock in our Articles of Incorporation or Bylaws. Our governing statute, Chapter 78 of the Nevada Revised Statutes (the “NRS”), does provide limitations on our ability to declare dividends. Section 78.288 of Chapter 78 of the NRS prohibits us from declaring dividends where, after giving effect to the distribution of the dividend:

(a)	we would not be able to pay our debts as they become due in the usual course of business; or

(b)

our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if we were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders who may have preferential rights and whose preferential rights are superior to those receiving the distribution (except as otherwise specifically allowed by our Articles of Incorporation).

Recent Sales Of Unregistered Securities

None.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Our exploration program for the Comego Property consists of the following:

Phase	Exploration Program	Cost	Status
Phase I	Trenching and sampling of the Cheryl and Comego mineral showings	$4,500	Completed.

Phase II	Coverage of the area with a VLF-EM and magnetometer surveys	$8,500	Completed in October, 2007. Awaiting formal report.
Phase III	Trenching, sampling and geological mapping within anomalous zones	$9,500	Expected to be completed in 2008, depending on the results of Phase II.
	Total Estimated Cost	$22,500

Phase I of our exploration program was completed in July of 2006. Based on the results of Phase I, our consulting geologist has recommended that we proceed to Phase II of our exploration program. Work on Phase II of our exploration program was completed in October, 2007 and we are currently awaiting a formal report on the results. A decision on whether to proceed beyond Phase II of our exploration program will be made after receiving the report of our consulting geologist on the results of Phase II.

We anticipate that we will incur the following expenses over the next twelve months:

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$20,000
Office Expenses	$3,000
Mineral Property Exploration Expenses	$9,500
TOTAL	$32,500

Our cash on hand as of September 30, 2007 is $14,504. As such, we do not have sufficient cash to meet the anticipated costs of completing Phase II of our proposed exploration program and meeting our anticipated working capital requirements for the next twelve months. Therefore, we will require additional financing. There is no assurance that we will be able to acquire such additional financing on terms that are acceptable to us, or at all.

During this exploration stage, our president will be devoting approximately 10% of her time to our business. We do not foresee this limited involvement as negatively impacting our company over the next twelve months as all exploratory work has been and will continue to be performed by outside consultants. Additionally, we will not have a need to hire any employees over the next twelve months, nor do we plan to make any purchases of equipment over the next twelve months due to reliance upon outside consultants to provide all the tools needed for the exploratory work being conducted.

RESULTS OF OPERATIONS

Summary of Year End Results
		Period from Inception
	Year Ended	on October 12, 2005 to	Percentage
	September 30, 2007	September 30, 2006	Increase / (Decrease)
Revenue	$--	$--	N/A
Expenses	(61,027)	(52,680)	15.8%
Net Loss	$(61,027)	$(52,680)	15.8%

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

Expenses

Our operating expenses for the years ended September 30, 2007 and the period from inception on October 12, 2005 to September 30, 2006 are outlined in the table below:

		Period from Inception
	Year Ended	on October 12, 2005 to	Percentage
	September 30, 2007	September 30, 2006	Increase / (Decrease)
Accounting and audit fees	$17,246	$24,635	(30.0)%
Bank charges	129	669	(80.7)%
Consulting Fees	13,900	1,500	826.7%
Foreign exchange (gain)	(260)	(274)	(5.1)%
Legal fees	21,139	12,264	72.4%
Office and miscellaneous	6,173	1,576	291.7%
Mineral property acquisition and	-	9,699	(100)%
exploration costs
Rent	2,700	2,611	3.4%
Total Operating Expenses	$61,027	$52,680	15.8%

We did not incur any mineral property acquisition or exploration costs during the year ended September 30, 2007 due to the unavailability of our consulting geologist. Accounting and legal fees during the year ended September 30, 2007 relate primarily to expenses incurred in connection with the filing of a registration statement on Form SB-2 under the Securities Act of 1933 (the “Securities Act”) and with meeting our ongoing reporting obligations under the Securities Exchange Act of 1934 (the “Exchange Act”).

We anticipate our operating expenses will increase as we undertake our exploration program for the Comego Property. We anticipate our accounting and legal expenses will also increase as a result of our ongoing reporting requirements under the Exchange Act.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital
			Percentage
	At September 30, 2007	At September 30, 2006	Increase / (Decrease)
Current Assets	$14,504	$65,344	(77.8)%
Current Liabilities	$(28,040)	$(17,853)	57.1%
Working Capital (Deficit)	$(13,536)	$47,491	(128.5)%

Cash Flows
		Period from Inception
	Year Ended	on October 12, 2005 to
	September 30, 2007	September 30, 2006
Cash Flows used in Operating Activities	$(70,815)	$(25,128)
Cash Flows from (used in) Investing Activities	-	(9,699)
Cash Flows from (used in) Financing Activities	19,975	100,171
Net Increase (Decrease) in Cash During Period	$(50,840)	$65,344

The decrease in our working capital at September 30, 2007 from September 30, 2006, and the increase in our cash used during the year ended September 30, 2007, from the comparable period ended September 30, 2006 are primarily attributable to: (i) the additional expenses associated with filing our registration statement on Form SB-2 under the Securities Act and with meeting our ongoing reporting obligations under the Exchange Act; and (ii) from the fact that we had no revenue and our only source of financing came from a loan of $19,975. The loan is payable on demand, unsecured and non-interest bearing.

Financing Requirements

As at September 30, 2007, we had cash in the amount of $14,504. Our current operating funds are not sufficient to complete the proposed exploration program and will be insufficient to complete the full exploration of the mineral claims and begin mining efforts should the mineral claims prove commercially viable. Therefore, we will need to obtain additional financing in order to complete our full business plan. We also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and gold. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

From inception on October 12, 2005 to September 30, 2007, we have used our common stock to raise money for our property acquisition, for corporate expenses and to repay outstanding indebtedness. Since our inception, we have suffered aggregate losses in the amount of $113,707 and net cash outflows from operations and are dependent upon obtaining financing to pursue any extensive exploration activities. We expect to continue to incur substantial losses until we complete the development of our business. For these reasons, our auditors stated in their report to our audited financial statements for the year ended September 30, 2007 that they have substantial doubt that we will be able to continue as a going concern. We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing for to fund our planned exploration activities.

OFF-BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING POLICIES

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to the audited financial statements included in this Annual Report.

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

Mineral Properties and Exploration Costs

1.

Mineral Rights We capitalize acquisition and option costs of mineral property rights where we believe the properties contain potentially mineralized material. The amount capitalized represents fair value at the time the mineral rights were acquired. The accumulated costs of acquisition for properties that are developed to the stage of commercial production will be amortized using the unit- of-production method.

2.	Exploration Costs Mineral exploration costs are expensed as incurred.

RISKS AND UNCERTAINTIES

If we do not obtain additional financing, our business will fail.

Our operating funds are not sufficient to meet the anticipated costs of completing our exploration program on the Comego Property. Therefore, we will need to obtain additional financing in order to complete our full business plan. As of September 30, 2007, we had cash on hand in the amount of $14,504. We have not earned any income since our inception. Our plan of operation calls for significant expenses in connection with the exploration of our mineral claims.

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

We have accrued net losses of $113,707 for the period from our inception on October 12, 2005 to September 30, 2007, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern. LBB & Associates Ltd., LLP, Certified Public Accountants, our independent auditors, have expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and investors may lose their investment. Investors should consider our auditor's comments when determining if an investment in Columbus is suitable.

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
  The availability and costs of financing;
  The ongoing costs of production; and
  Environmental compliance regulations and restraints.

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

Our annual cost of compliance under the Mineral Tenure Act (British Columbia) is currently approximately $1,020 per year. There is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program. We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. If remediation costs exceed our cash reserves we may be unable to complete our exploration program and have to abandon our operations.

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

Since our inception, we have relied on such equity sales of our common stock to fund our operations. We may conduct further equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. If we issue additional stock, investors’ percentage interest in us will be diluted. The result of this could reduce the value of investors’ stock.

As our business assets and our directors and officers are located outside of the United States, investors may be limited in their ability to enforce civil actions against our assets or our director and officer.

Our business assets are located in Canada and our director and officer is resident of Canada. Consequently, it may be difficult for United States investors to effect service of process within the United States upon our assets or our director or officer, or to realize in the United States upon judgments of United States courts predicated upon civil liabilities under U.S. Federal Securities Laws. A judgment of a U.S. court predicated solely upon such civil liabilities may not be enforceable in Canada by a Canadian court if the U.S. court in which the judgment was obtained had jurisdiction, as determined by the Canadian court, in the matter. There is substantial doubt whether an original action could be brought successfully in Canada against any of our assets or our directors and officers predicated solely upon such civil liabilities.

Because our stock is a penny stock, shareholders will be more limited in their ability to sell their stock.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. Because our securities constitute “penny stocks” within the meaning of the rules, the rules apply to us and to our securities. The rules may further affect the ability of owners of shares to sell our securities in any market that might develop for them. As long as the quotation price of our common stock is less than $5.00 per share, the common stock will be subject to rule 15g-9 under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that:

1.	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

2.

contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of securities laws;

3.	contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

4.	contains a toll-free telephone number for inquiries on disciplinary actions;

5.	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and

6.	contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

ITEM 7.	FINANCIAL STATEMENTS.

Index to Consolidated Financial Statements:

Audited consolidated financial statements as of September 30, 2007, including:

1.	Report of Independent Registered Public Accounting Firm (LBB & Associates Ltd., LLP, Certified Public Accountants);

2.	Report of Independent Registered Public Accounting Firm (Telford Sadovnick, P.L.L.C., Certified Public Accountants);

3.	Consolidated Balance Sheet as of September 30, 2007;

4.

Consolidated Statements of Operations for the year ended September 30, 2007, the period ended October 12, 2005 (date of inception) to September 30, 2006, and the period ended October 12, 2005 (date of inception) to September 30, 2007;

5.

Consolidated Statements of Cash Flows for the year ended September 30, 2007, the period ended October 12, 2005 (date of inception) to September 30, 2006 and the period ended October 12, 2005 to September 30, 2007;

6.	Consolidated Statement of Stockholders’ Equity (Deficit) for the period from October 12, 2005 (date of inception) to September 30, 2006 and the year ended September 30, 2007; and

7.	Notes to Consolidated Financial Statements.

COLUMBUS VENTURES INC.

(An Exploration Stage Company)

REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Stated in US Dollars)

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Columbus Ventures, Inc.
Blaine, WA

We have audited the accompanying consolidated balance sheet of Columbus Ventures, Inc. (the “Company”) as of September 30, 2007, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended September 30, 2007 and for the period from October 12, 2005 (inception) through September 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the period October 12, 2005 (inception) through September 30, 2006, were audited by other auditors whose report expressed an unqualified opinion on those statements. Our opinion on the statements of operations, stockholders' equity (deficit), and cash flows for the period October 12, 2005 (inception) through September 30, 2007, insofar as it relates to amounts for prior periods through September 30, 2006, is based solely on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Columbus Ventures, Inc. as of September 30, 2007, and the results of its operations and its cash flows for the year ended September 30, 2007 and for the period from October 12, 2005 (inception) through September 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2007 raise substantial doubt about its ability to continue as a going concern. The 2007 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP

Houston, Texas
January 7, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Columbus Ventures Inc. (An Exploration Stage Company)

We have audited the accompanying consolidated balance sheet of Columbus Ventures Inc. (An Exploration Stage Company) (the “Company”) as at September 30, 2006, the related consolidated statement of operations, statement in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Columbus Ventures Inc. (An Exploration Stage Company) as at September 30, 2006, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is an exploration stage enterprise and has yet to establish any revenues from business operations. As a result, there is substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might result from the outcome this uncertainty.

/s/ Telford Sadovnick, P.L.L.C.

TELFORD SADOVNICK, P.L.L.C
CERTIFIED PUBLIC ACCOUNTANTS

Bellingham, Washington
January 30, 2007

COLUMBUS VENTURES INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEET
September 30, 2007
(Stated in US Dollars)

ASSETS
Current
Cash	$14,504

LIABILITIES
Current
Accounts payable and accrued liabilities	$8,065
Loan payable (Note 5)	19,975
Total current liabilities	28,040

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock
Authorized:
100,000,000 common voting stock, $0.001 par value
100,000,000 preferred stock, $0.001 par value
Issued and outstanding:
32,517,150 common shares (Note 6)	32,517
Additional paid-in-capital (Note 6)	67,654
Deficit accumulated during the exploration stage	(113,707)

(13,536)

$14,504

The accompanying notes form an integral part of these consolidated financial statements.

COLUMBUS VENTURES INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the year ended September 30, 2007,
for the period October 12, 2005 (Date of Inception) to September 30, 2006 and
for the period October 12, 2005 (Date of Inception) to September 30, 2007
(Stated in US Dollars)

		October 12, 2005	October 12, 2005
		(Date of	(Date of
		Inception) to	Inception) to
		September 30,	September 30,
	2007	2006	2007
Expenses
Accounting and audit fees	$17,246	$24,635	$41,881
Bank charges	129	669	798
Consulting fees	13,900	1,500	15,400
Foreign exchange (gain)	(260)	(274)	(534)
Legal fees	21,139	12,264	33,403
Office and miscellaneous	6,173	1,576	7,749
Mineral property acquisition and explorations
costs	0	9,699	9,699
Rent	2,700	2,611	5,311

Net loss for the period	$(61,027)	$52,680	$113,707

Basic loss per share	$(0)	$(0)

Weighted average number of common shares
outstanding	32,517,150	29,749,766

The accompanying notes form an integral part of these consolidated financial statements.

COLUMBUS VENTURES INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the year ended September 30, 2007,
for the period October 12, 2005 (Date of Inception) to September 30, 2006 and
for the period October 12, 2005 (Date of Inception) to September 30, 2007
(Stated in US Dollars)

		October 12, 2005	October 12 ,2005
		(Date of	(Date of
		Inception) to	Inception) to
		September 30,	September 30,
	2007	2006	2007
Cash provided by (used in):

Operating Activities
Net loss	$(61,027)	$(52,680)	$(113,707)
Add: Mineral property acquisition and
exploration costs	0	9,699	9,699
Change in non-cash operating working
capital item:
Accounts payable and accrued liabilities	(9,788)	17,853	8,065

Cash (used in) operating activities	(70,815)	(25,128)	(95,943)

Investing Activity
Mineral property acquisition and
exploration costs	0	(9,699)	(9,699)

Cash (used in) investing activity	0	(9,699)	(9,699)

Financing Activities
Issuance of common stock	0	100,171	100,171
Loan payable	19,975	0	19,975

Cash provided by financing activities	19,975	100,171	120,146

Net increase (decrease) in cash	(50,840)	65,344	14,504

Cash, beginning of the period	65,344	0	0

Cash, end of the period	$14,504	$65,344	$14,504

The accompanying notes form an integral part of these consolidated financial statements.

COLUMBUS VENTURES INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the period October 12, 2005 (Date of Inception) to September 30, 2006 and
the year ended September 30, 2007
(Stated in US Dollars)

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid-in	Exploration
	Number	Par Value	Capital	Stage	Total

Capital stock issued for cash:
- at $0.001	25,000,000	$25,000	$-	$-	$25,000
- at $0.01	7,517,150	7,517	67,654	-	75,171
Net loss for the period October 12,
2005 (Inception) to September 30,
2006	-	-	-	(52,680)	(52,680)

Balance, as at September 30, 2006	32,517,150	32,517	67,654	(52,680)	47,491

Net loss for the year	-	-	-	(61,027)	(61,027)

Balance, as at September 30, 2007	32,517,150	$32,517	$67,654	$(113,707)	$(13,536)

The accompanying notes form an integral part of these consolidated financial statements.

COLUMBUS VENTURES INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and 2006
(Stated in US Dollars)
Page One

Note 1	Nature and Continuance of Operations

Columbus Ventures Inc. (the “Company”) is in the exploration stage. The Company has acquired a mineral property located in the Province of British Columbia, Canada, and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of amounts from the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds from the sale thereof.

These consolidated financial statements have been prepared on a going concern basis. The Company has accumulated losses of $113,707 since inception, has yet to achieve profitable operations and has a capital deficit of $13,536. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when the come due. Management plans to continue to provide for its capital needs by issuing equity securities. These consolidated financial statements do not include any adjustments relating to the amount and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

The Company was incorporated in the State of Nevada on October 12, 2005.

Note 2	Summary of Significant Accounting Policies

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgement. Actual results may vary from these estimates.

The consolidated financial statements have, in management’s opinion been properly prepared within the framework of the significant accounting policies summarized below:

COLUMBUS VENTURES INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and 2006
(Stated in US Dollars)
Page Two

Note 2	Summary of Significant Accounting Policies – (cont’d)

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, CMBS Explorations Inc. (“CMBS”). CMBS was incorporated under the Business Corporations Act of British Columbia on October 11, 2005. All inter-company transactions and accounts have been eliminated.

Exploration Stage Company

The Company complies with Financial Accounting Standards Board (“FASB”) Statement No. 7 and Securities and Exchange Commission Act Guide 7 in its characterization as an exploration stage company.

Mineral Properties and Exploration Costs

Mineral Rights

The Company capitalizes acquisition and option costs of mineral property rights where the Company believes the properties contain potentially mineralized material. The amount capitalized represents fair value at the time the mineral rights were acquired. The accumulated costs of acquisition for properties that are developed to the stage of commercial production will be amortized using the unit-of-production method.

Exploration Costs

Mineral exploration costs are expenses as incurred.

Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to a plan of action based on the then known facts.

COLUMBUS VENTURES INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and 2006
(Stated in US Dollars)
Page Three

Note 2	Summary of Significant Accounting Policies – (cont’d)

Foreign Currency Translation

The Company’s functional currency is the Canadian dollar as substantially all of the Company’s operations are in Canada. The Company uses the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission (“SEC”) and in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 52.

Assets and liabilities of the subsidiary denominated in a foreign currency are translated at the exchange rate in effect at the period end and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period. Translation adjustments arising from the use of differing exchange rates from period to period are included in the Accumulated Other Comprehensive Income (Loss) account in Stockholders’ Equity.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. Any exchange gains and losses are included in the Statement of Operations.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to SFAS No. 109 “Accounting for Income Taxes”. Under the assets and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized as future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Basic and Diluted Loss Per Share

The Company reports “basic loss per share” in accordance with the SFAS No. 128, “Earnings Per Share”. “Basic loss per share” is computed using the weighted average number of shares outstanding during the period.

Diluted loss per share has not been provided, as it would be antidilutive.

COLUMBUS VENTURES INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and 2006
(Stated in US Dollars)
Page Four

Note 2	Summary of Significant Accounting Policies – (cont’d)

Financial Instruments

The Company’s financial instruments consist of cash, accounts payable and accrued liabilities and a loan from related party. Unless otherwise noted, in the opinion of management, the Company is not exposed to significant interest, currency or credit risk arising from these financial instruments. The fair value of these financial instruments approximates their carrying values unless otherwise noted.

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

Cash and Cash Equivalents

Cash consists of cash on deposit with high quality major financial institutions, and to date has not experienced losses on any of its balances. For purposes of the consolidated balance sheet and statement of cash flows, the Company considers all highly liquid instruments with original maturity of three months or less at the time of issuance to be cash equivalents. At September 30, 2007, the Company had no cash equivalents.

Asset Retirement Obligations

The Company has adopted SFAS No. 143 “Accounting for Asset Retirement Obligations”, which requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset.

The cost of the tangible asset, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate. To date, no significant asset retirement obligation exists due to the early stage of exploration. Accordingly, no liability has been recorded.

COLUMBUS VENTURES INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and 2006
(Stated in US Dollars)
Page Five

Note 2	Summary of Significant Accounting Policies – (cont’d)

Revenue Recognition

The Company recognizes revenue in accordance with the criteria outlined in Securities Exchange Commission Staff Accounting Bulletin No. 104 (“SAP 104”), “Revenue Recognition”. Revenues will be recognized once they are earned; specifically when: (a) services are provided or products are delivered to customers, (b) clear proof that an arrangement exists, (c) amounts are fixed or can be determined, and (d) the Company’s ability to collect is reasonably assured.

Impairment of Long-Lived Assets

In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such cases, the amount of the impairment is determined based on the relative fair values of the impaired assets.

Regulatory Matters

The Company and its mineral property interest is subject to a variety of federal and provincial regulations governing land use, health, safety and environmental matters. The Company’s management believes it has been in substantial compliance with all such regulations, and is unaware of any pending action or proceeding relating to regulatory matters that would affect the financial position of the Company.

Note 3	Mineral Property

Cheryl Comego Claim Group

On October 24, 2005, the Company acquired a 100% undivided right, title and interest in and to the Cheryl Comego mineral claims (12 units) located in the Alberni Mining Division in the Province of British Columbia, Canada for $3,500. The Company has not determined whether the mineral claim contains mineralized material and has consequently written off all mineral rights acquisition costs to operations. As of September 30, 2007, the Company incurred an aggregate of $6,199 of exploration costs.

COLUMBUS VENTURES INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and 2006
(Stated in US Dollars)
Page Six

Note 4	Recent Accounting Pronouncements

a) In June 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material effect on its financial condition or results of operations.

b) In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a material effect on its financial condition or results of operations.

c) In September 2006, the SEC announced Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 addresses how to quantify financial statement errors that arose in prior periods for purposes of assessing their materiality in the current period. It requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality. It clarifies that immaterial financial statement errors in a prior SEC filing can be corrected in subsequent filings without the need to amend the prior filing. In addition, SAB 108 provides transitional relief for correcting errors that would have been considered immaterial before its issuance. The Company does not expect the adoption of SAB 108 to have a material effect on its financial condition or results of operations.

d) In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2, “Accounting for Registration Payment Arrangements”. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB No. 5, “Accounting for Contingencies”. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that were entered into or modified subsequent to December 31, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 31, 2006, the guidance in the FSP is effective January 1, 2006 for the Company. The Company does not believe that this FSP will have a material impact on its financial position or results from operations.

COLUMBUS VENTURES INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and 2006
(Stated in US Dollars)
Page Seven

Note 4	Recent Accounting Pronouncements (Cont’d)

e) On February 15, 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company’s financial statements issued in 2008. The Company is currently evaluating the impact that the adoption of SFAS No. 159 might have on its financial position or results of operations.

Note 5	Loan Payable

A consultant to the Company has advanced $19,975. The loan is repayable on demand, unsecured and non-interest bearing.

Note 6	Share Capital

On October 19, 2005, the Company issued 25,000,000 common shares at $0.001 for total cash proceeds of $25,000 to the president and director of the Company.

On January 31, 2006, the Company issued 7,517,150 common shares at $0.01 for total proceeds of $75,171.

As at September 30, 2006, there were no outstanding stock options or warrants.

Note 7	Contractual Obligations

The Company has no significant commitments or contractual obligations with any parties respecting executive compensation, consulting arrangements or other matters, except as disclosed. Rental of premises is on a month-to-month basis.

COLUMBUS VENTURES INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and 2006
(Stated in US Dollars)
Page Eight

Note 8	Income Taxes

The significant components of the Company’s deferred tax assets are as follows:

a)	Income Tax Provision

The provision for income taxes differs from the result that would be obtained by applying the statutory income tax rate of 34% to income before income taxes. The difference results from the following item:

	October 12, 2005	October 1, 2006
	(Inception) to	to
	September 30, 2006	September 30, 2007

Computed expected (benefit of)
income taxes	$(17,911)	$(20,749)
Increase in valuation allowance	17,911	20,749

Income tax provision	$0	$0

b)	Significant component of the Company’s deferred income tax assets are as follows:

		September 30, 2007

Operating loss carry-forwards	$42,981	$61,027
Mineral property acquisition and
exploration costs	9,699	0
	52,680	61,027
Statutory tax rate	34%	34%

Deferred income tax assets	17,911	20,749
Valuation allowance	(17,911)	(20,749)

Net deferred tax assets	$0	$0

c)

The Company has incurred operating losses of approximately $104,008, which, if unutilized, will expire through to 2027. Subject to certain restrictions, the Company has mineral property expenditures of $9,699 available to reduce future taxable income. Future tax benefits, which may arise as a result of these losses and mineral property expenditures, have not been recognized in these consolidated financial statements, and have been offset by a valuation allowance.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On October 19, 2007, we received a notice dated October 6, 2007 that Telford Sadovnick, P.L.L.C. (“Telford Sadovnick”), its independent public accountants, resigned as our auditors. Telford Sadovnick stated that they were resigning as our independent auditor due to the fact that Telford Sadovnick had withdrawn its registration with the Public Company Accountability Oversight Board and is no longer able to audit US issuers.

Telford Sadovnick’s reports on our financial statements for the period from October 12, 2005 (inception) to September 30, 2006 did not contain an adverse opinion or disclaimer of opinion, nor were they modified or qualified as to uncertainty, audit scope or accounting principles with the exception of a statement regarding the uncertainty of our ability to continue as a going concern.

During the period from October 12, 2005 (inception) to September 30, 2006 and any subsequent interim period up to and including the date of resignation, there were no disagreements between the Company and Telford Sadovnick on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Telford Sadovnick, would have caused them to make reference to the subject matter of the disagreement in connection with Telford Sadovnick’s report for the financial statements for the past year and any subsequent interim period up to and including to the date of Telford Sadovnick’s resignation.

On October 29, 2007, our Board of Directors appointed LBB & Associates Ltd., LLP (“LBB”) as our new independent registered public accounting firm following the resignation of Telford Sadovnick, P.L.L.C. Prior to its appointment as independent accountants, we did not consult LBB on any of the matters referenced in Item 304(a)(2) of Regulation S-B.

ITEM 8A.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that these disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the year ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION.

Adoption of Code Of Ethics

On January 15, 2008, we adopted a Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer, Corporate Controller and certain other finance executives, which is a “code of ethics” as defined by applicable rules of the SEC. Each director and officer of the Corporation must comply with the letter and spirit of the Code of Ethics. This purpose of the Code of Ethics is to:

1.	focus the Board of Directors and each director and officer on areas of ethical risk;
2.	provide guidance to directors to help them recognize and deal with ethical issues;
3.	provide mechanisms to report unethical conduct; and
4.	help foster a culture of honesty and accountability.

Our Code of Ethics is attached as an exhibit to this Annual Report on Form 10-KSB for the year ended September 30, 2007.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our sole executive officer and director and her age and titles as of September 30, 2007 are as follows:

Name	Age	Position

Lubow Klauser	28	Director, President, Secretary, Treasurer, Chief Executive Officer, and Chief Financial Officer

Set forth below is a brief description of the background and business experience of our sole executive officer and director:

Lubow Klauser is our President, Secretary, Treasurer and our sole director. Ms. Klauser attended Wirtschaftsschule in Backnang, Germany. She obtained the equivalent of a Bachelor’s degree in Business Administration. Since 2003, Ms. Klauser has been a junior research analyst consultant for Excellerate Ltd. in London, UK where she researches companies in the high tech sector in English, German and Israeli markets, assists in building strategies for entering new markets, conducts market surveys for new products and identifies and assists in developing relationships with new and existing clients. From 2002 to 2003, Ms. Klauser was a production assistant for Ringaround Production Company in Milan, Italy, where she coordinated locations for fashion events and commercials, obtained location permits, arranged catering, model casting and photographers. From 2000 to 2002, Ms. Klauser was an assistant event manager for Faces Events in Stuttgart, Germany where she arranged fashion shows, corporate events and sponsorships. From 2000 to 2001, Ms. Klauser was a fashion scout for Salamander Shoe Company in Stuttgart, Germany.

Ms. Klauser does not have formal training as a geologist or in the technical or managerial aspects of management of a mineral exploration company. Her prior business experiences have not been in the mineral exploration industry. Accordingly, we will have to rely on the technical services of others to advise us on the managerial aspects specifically associated with a mineral exploration company. We do not have any employees who have professional training or experience in the mining industry. We rely on independent geological consultants to make recommendations to us on work programs on our property, to hire appropriately skilled persons on a contract basis to complete work programs and to supervise, review, and report on such programs to us.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our Bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than our sole officer and director. We conduct our business through agreements with consultants and arms-length third parties.

Committees of the Board Of Directors

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board of Directors. As such, Ms. Klauser, acts in those capacities as our sole director.

Audit Committee Financial Expert

Ms. Klauser is our sole director and does not qualify as an “audit committee financial expert.” We believe that the cost related to retaining such a financial expert at this time is prohibitive. Further, because we are in the start-up stage of our business operations, we believe the services of an audit committee financial expert are not warranted at this time.

CODE OF ETHICS

We adopted a Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer, Corporate Controller and certain other finance executives, which is a “code of ethics” as defined by applicable rules of the SEC. Our Code of Ethics is attached as an exhibit to this Annual Report on Form 10-KSB for the year ended September 30, 2007. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our Chief Executive Officer, Chief Financial Officer, Corporate Controller, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish us with copies of all forms they file pursuant to Section 16(a). Based on our review of the copies of such forms received by us, other than as described below, no other reports were required for those persons. We believe that during the year ended September 30, 2007 all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

ITEM 10.	EXECUTIVE COMPENSATION.

Summary Compensation Table

We did non pay any compensation to our sole executive officer and sole director during the fiscal year ended September 30, 2007.

Outstanding Equity Awards At Fiscal Year End

As at September 30, 2007, we did not have any outstanding equity awards.

Employment Contracts

We have no employment contracts, termination of employment or change-in-control arrangements with any of our executive officers or directors.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

We have no equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of January 8, 2008 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
DIRECTORS AND EXECUTIVE OFFICERS
Common Stock	Lubow Klauser Chief Executive Officer, Chief Financial Officer, President, Secretary & Treasurer Director	25,000,000 Shares Direct	76.9%
Common Stock	All Directors and Executive Officers as a Group (1 person)	25,000,000 Shares	76.9%
5% STOCKHOLDERS
Common Stock	Lubow Klauser Chief Executive Officer, Chief Financial Officer, President, Secretary & Treasurer Director Uhlandstrasse 7 71549 Auenwald, Germany	25,000,000 Shares Direct	76.9%

Notes:
(1)

Based on 32,517,150 shares of our common stock issued and outstanding as of January 8, 2008. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on January 8, 2008.

CHANGE IN CONTROL

We are not aware of any arrangement that might result in a change in control in the future.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as described below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than noted in this section:

(i)	Any of our directors or officers;
(ii)	Any person proposed as a nominee for election as a director;

(iii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
(iv)	Any of our promoters; and
(v)	Any relative or spouse of any of the foregoing persons who has the same house as such person.

On October 19, 2005, we issued 25,000,000 shares of common stock to our sole executive officer and sole director, Lubow Klauser, at a price of $0.001 per share. The shares were issued pursuant to Section 4(2) of the Securities Act and are restricted shares as defined in the Securities Act.

Director Independence

Quotations for our common stock are entered on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Ms. Klauser acts as our sole director and as our sole executive officer. As such, we do not have any independent directors

ITEM 13.	EXHIBITS.

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation. (1)
3.2	Bylaws, as amended. (1)
10.1	Purchase Agreement dated October 24, 2005 between Christopher Normand Delorme and CMBS Explorations Inc. (1)
14.1	Code of Ethics.
21.1	List of Subsidiaries.
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to our Registration Statement on Form SB-2 filed on November 21, 2006.

ITEM 14.	PRINCIPAL AND ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal year ended September 30, 2007 and the period from inception on October 12, 2005 to September 30, 2006 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended September 30, 2007	Period from Inception on October 12, 2005 to September 30, 2006
Audit Fees	$2,950	$23,150
Audit Related Fees	$Nil	$Nil
Tax Fees	$Nil	$Nil
All Other Fees	$Nil	$Nil
Total	$2,950	$23,150

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBUS VENTURES INC.

Date:	January 15, 2008	By:	/s/ Lubow Klauser
LUBOW KLAUSER
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	January 15, 2008	By:	/s/ Lubow Klauser
LUBOW KLAUSER
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
Director
(Principal Executive Officer
and Principal Accounting Officer)