Form 10QSB
period 2007-12-31
COLUMBUS VENTURES INC.
filed 2008-02-19
CIK 1373952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[ X ] Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended December 31, 2007

[ ] Transition Report Under Section 13 Or 15(d) Of The Exchange Act

For the transition period from ________to ________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 5, 2008, the Issuer had 32,517,150 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

COLUMBUS VENTURES INC.

(An Exploration Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

(Stated in US Dollars)

(Unaudited)

COLUMBUS VENTURES INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED BALANCE SHEET
December 31, 2007
(Stated in US Dollars)
(Unaudited)

ASSETS

Current
Cash	$82
Prepaids	3,000
Total current assets	3,082
Total assets	$3,082

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current
Accounts payable and accrued liabilities	$6,585
Loan payable (Note 5)	19,975
Total current liabilities	26,560
Total liabilities	26,560

Capital stock
Authorized:
100,000,000 common voting stock, $0.001 par value
100,000,000 preferred stock, $0.001 par value
Issued and outstanding (Note 4)
32,517,150 common shares	32,517
Additional paid-in-capital (Note 4)	67,654
Deficit accumulated during the exploration stage	(123,649)

Total stockholders’ deficit	(23,478)

Total liabilities and stockholders’ deficit	$3,082

The accompanying notes form an integral part of these consolidated financial statements.

COLUMBUS VENTURES INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended December 31, 2007 and 2006
and for the period October 12, 2005 (Inception) to December 31, 2007
(Stated in US Dollars)
(Unaudited)

	Three months	Three months	October 12, 2005
	ended	ended	(Inception) to
	December 31,	December 31,	December 31,
	2007	2006	2007

Expenses
Accounting and audit fees	$3,327	$7,880	$45,208
Bank charges	82	27	880
Consulting fees	0	0	15,400
Foreign exchange (gain)	0	100	(534)
Legal fees	3,356	8,820	36,759
Mineral property acquisition
and exploration costs	0	0	9,699
Office and miscellaneous	2,502	3,325	10,251
Rent	675	675	5,986

Net loss for the period	$(9,942)	$(20,827)	$(123,649)

Basic loss per share	$(0.00)	$(0.00)

Weighted average number of common shares
outstanding	32,517,150	32,517,150

The accompanying notes form an integral part of these consolidated financial statements.

COLUMBUS VENTURES INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended December 31, 2007 and 2006
and for the period October 12, 2005 (Inception) to December 31, 2007
(Stated in US Dollars)
(Unaudited)

	Three months	Three months	October 12, 2005
	ended	ended	(Inception) to
	December 31,	December 31,	December 31,
	2007	2006	2007

Cash provided by (used in):

Operating activities	$(9,942)	$(20,827)	$(123,649)
Net loss for the period
Add: Impaired mineral property acquisition
and exploration costs	0	0	9,699
Change in non-cash operating working
capital item:
Prepaids	(3,000)	0	(3,000)
Accounts payable and accrued liabilities	(1,480)	9,441	6,585

Cash used in operating activity	(14,422)	(11,386)	(110,365)

Investing activity
Mineral property acquisition and exploration
costs	0	0	(9,699)

Cash used in investing activity	0	0	(9,699)

Financing activity
Issuance of common stock	0	0	100,171
Loan payable	0	0	19,975
Cash provided by financing activity	0	0	120,146

Net increase (decrease) in cash	(14,422)	(11,386)	82

Cash, beginning of the period	14,504	65,344	0

Cash, end of the period	$82	$53,958	$82

The accompanying notes form an integral part of these consolidated financial statements.

COLUMBUS VENTURES INC.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
(Stated in US Dollars)
(Unaudited)
Page One

Note 1	Interim Reporting and Continuance of Operations

While the information presented in the accompanying interim three month consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, result of operations and cash flows for the interim periods presented. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these consolidated financial statements be read in conjunction with the Company’s September 30, 2007 annual consolidated financial statements.

Operating results for the three-month period ended December 31, 2007 are not necessarily indicative of the results that can be expected for the year ending September 30, 2008.

The interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $123,649 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

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
December 31, 2007
(Stated in US Dollars)
(Unaudited)
Page Two

Note 3	Mineral Property

Cheryl Comego Claim Group

On October 24, 2005, the Company acquired a 100% undivided right, title and interest in and to the Cheryl Comego mineral claims (12 units) located in the Alberni Mining Division in the Province of British Columbia, Canada for $3,500. As of December 31, 2007, the Company incurred an aggregate of $6,199 of exploration costs since October 24, 2005.

Note 4	Share Capital

On October 19, 2005, the Company issued 25,000,000 common shares at $0.001 for total cash proceeds of $25,000 to the president and director of the Company.

On January 31, 2006, the Company issued 7,517,150 common shares at $0.01 for total proceeds of $75,171.

As at December 31, 2007, there were no outstanding stock options or warrants.

Note 5	Loan Payable

A consultant to the Company has advanced $19,975. The loan is payable on demand, unsecured and non-interest bearing.

Note 6	Contractual Obligations

The Company has no significant commitments or contractual obligations with any parties respecting executive compensation, consulting arrangements or other matters, except as disclosed. Rental of premises is on a month-to-month basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements". These statements, identified by words such as “plan,” "anticipate," "believe," "estimate," "should,” "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Quarterly Report. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-KSB, our Quarterly Reports on Form 10-QSB and our Current Reports on Form 8-K.

As used in this Quarterly Report, the terms "we," "us," "our," “Columbus” and the “Company” mean Columbus Ventures Inc., and its subsidiaries, unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

Overview

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We currently own a 100% undivided interest in a mineral property located in the Province of British Columbia, Canada, that we call the “Comego Property.” The Comego Property consists of an area of approximately 630 acres located at the headwaters of the Chemainus River, approximately 20 miles east of the City of Nanaimo, on Vancouver Island, in the Province of British Columbia, Canada. Title to the Comego Property is held by our wholly-owned British Columbia subsidiary, CMBS Explorations Inc.

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

Our exploration program for the Comego Property consists of the following:

Phase	Exploration Program	Cost	Status
Phase I	Trenching and sampling of the Cheryl and Comego mineral showings	$4,500	Completed.
Phase II	Coverage of the area with a VLF-EM and magnetometer surveys	$8,500	Completed in October, 2007. Awaiting a formal report.
Phase III	Trenching, sampling and geological mapping within anomalous zones	$9,500	Expected to be completed in 2008, depending on the results of Phase II.
	Total Estimated Cost	$22,500

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

As of December 31, 2007, we had cash on hand of $82. As such, we do not have sufficient cash to meet the anticipated costs of completing Phase II of our proposed exploration program and meeting our anticipated working capital requirements for the next twelve months. Therefore, we will require additional financing. There is no assurance that we will be able to acquire such additional financing on terms that are acceptable to us, or at all.

RESULTS OF OPERATIONS

First Quarter Summary

	Three Months Ended	Three Months Ended	Percentage
	December 31, 2007	December 31, 2006	Increase / (Decrease)
Revenue	$ --	$ --	n/a
Expenses	(9,942)	(20,827)	(52.3)%
Net Loss	$(9,942)	$(20,827)	(52.3)%

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

Operating Expenses

Our operating expenses for the three months ended December 31, 2007 and 2006 consisted of the following:

	Three Months Ended	Three Months Ended	Percentage
	December 31, 2007	December 31, 2006	Increase / (Decrease)
Accounting and audit fees	$3,327	$7,880	(57.8)%
Bank charges	82	27	203.7%
Foreign exchange (gain)	-	100	(100)%
Legal fees	3,356	8,820	(62.0)%
Mineral property acquisition and exploration costs	-	-	n/a
Office and miscellaneous	2,502	3,325	(24.8)%
Rent	675	675	n/a
Total Operating Expenses	$9,942	$20,827	(52.3)%

Accounting and legal fees during the three months ended December 31, 2007 relate primarily to expenses incurred in connection with meeting our ongoing reporting obligations under the Securities Exchange Act of 1934 (the “Exchange Act”).

We anticipate our operating expenses will increase as we undertake our exploration program for the Comego Property. We anticipate our accounting and legal expenses will also increase as a result of our ongoing reporting requirements under the Exchange Act.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At December 31, 2007	At September 30, 2007	Increase / (Decrease)
Current Assets	$3,082	$14,504	(78.8)%
Current Liabilities	$(26,560)	$(28,040)	(5.3)%
Working Capital (Deficit)	$(23,478)	$(13,536)	73.4%

Cash Flows

	Three Months Ended	Three Months Ended
	December 31, 2007	December 31, 2006
Cash Flows Used In Operating Activities	$(14,422)	$(11,386)
Cash Flows Used in Investing Activities	-	-
Cash Flows From Financing Activities	-	-
Net Increase (Decrease) In Cash During Period	$(14,422)	$(11,386)

The decrease in our working capital at December 31, 2007 from September 30, 2007, and the increase in our cash used during the three-month period ended December 31, 2007, from the comparable period ended December 31, 2006 are primarily attributable to: (i) expenses incurred in connection with meeting our ongoing reporting obligations under the Exchange Act; and (ii) from the fact that we had no revenue or sources of financing during the three month period ended December 31, 2007.

As of December 31, 2007, our cash on hand was $82. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the period ended September 30, 2007, that there is substantial doubt that we will be able to continue as a going concern.

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

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements presented with this Quarterly Report on Form 10-QSB have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at December 31, 2007 and for all periods presented in the attached financial statements, have been included. Interim results for the three month period ended December 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to our audited financial statements for the year ended September 30, 2007 included in our Annual Report on Form 10-KSB filed with the SEC on January 15, 2008.

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

Our operating funds are not sufficient to meet the anticipated costs of completing our exploration program on the Comego Property. Therefore, we will need to obtain additional financing in order to complete our full business plan. As of December 31, 2007, we had cash on hand in the amount of $82. We have not earned any income since our inception. Our plan of operation calls for significant expenses in connection with the exploration of our mineral claims.

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

We have accrued net losses of $123,649 for the period from our inception on October 12, 2005 to December 31, 2007, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern. LBB & Associates Ltd., LLP, Certified Public Accountants, our independent auditors, have expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and investors may lose their investment. Investors should consider our auditor's comments when determining if an investment in Columbus is suitable.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation.(1)
3.2	Bylaws, as amended.(1)
10.1	Purchase Agreement dated October 24, 2005 between Christopher Normand Delorme and CMBS Explorations Inc. (1)
14.1	Code of Ethics.(2)
21.1	List of Subsidiaries.(2)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to our Registration Statement on Form SB-2 filed on November 21, 2006.
(2)	Previously filed as an exhibit to our Annual Report on Form 10-KSB filed on January 15, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBUS VENTURES INC.

Date:	February 18, 2008	By:	/s/ Lubow Klauser
LUBOW KLAUSER
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)