Form 10-Q
period 2008-03-31
COLUMBUS VENTURES INC.
filed 2008-05-20
CIK 1373952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

COMMISSION FILE NUMBER 000-52565

COLUMBUS VENTURES INC.
(Exact name of registrant as specified in its charter)

NEVADA	72-1619354
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

810 Peace Portal Drive, Suite 210
Blaine, WA	98230
(Address of principal executive offices)	(Zip Code)

(360) 510-1240
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes [X]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-
accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 7, 2008, the Issuer had 70,668,600 Shares of Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS.

COLUMBUS VENTURES INC.

(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Stated in US Dollars)

COLUMBUS VENTURES INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	March 31,	September 30,
	2008	2007
	(Unaudited)
ASSETS

Current
Cash	$2,051	$14,504

Total Assets	$2,051	$14,504

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current
Accounts payable and accrued liabilities	$13,911	$8,065
Related party loan	20,000	-
Loan payable	19,975	19,975
Total Current Liabilities	53,886	28,040

Total Liabilities	53,886	28,040

Stockholders’ Deficit
Capital Stock
Authorized:
400,000,000 common voting stock, $0.001 par value
100,000,000 preferred stock, $0.001 par value
Issued and outstanding:
70,068,600 and 130,068,600 common shares, respectively	70,068	130,068
Additional paid-in-capital	30,103	(29,897)
Deficit accumulated during the exploration stage	(152,006)	(113,707)

Total Stockholders’ deficit	(51,835)	(13,536)

Total Liabilities and Stockholders’ Deficit	$2,051	$14,504

The accompanying notes form an integral part of these consolidated financial statements.

COLUMBUS VENTURES INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended March 31, 2008 and 2007 and for the period
October 12, 2005 (Inception) to March 31, 2008
(Stated in US Dollars)
(Unaudited)

	Three months	Three months	Six months	Six months	October 12, 2005
	ended	ended	ended	ended	(Inception) to
	March 31,	March 31,	March 31,	March 31	March 31,
	2008	2007	2008	2007	2008

Expenses
General and administrative	$28,357	$8,842	$38,299	$29,669	$142,307
Mineral property acquisition
and exploration costs	-	-	-	-	9,699

Net loss for the period	$(28,357)	$(8,842)	$(38,299)	$(29,669)	$(152,006)

Basic loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common
shares outstanding	122,815,852	130,068,600	126,462,042	130,068,600

The accompanying notes form an integral part of these consolidated financial statements.

COLUMBUS VENTURES INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended March 31, 2008 and 2007 and for the period
October 12, 2005 (Inception) to March 31, 2008
(Stated in US Dollars)
(Unaudited)

	Six months	Six months	October 12, 2005
	ended	ended	(Inception) to
	March 31	March 31	March 31,
	2008	2007	2008

Cash provided by (used in):

Operating Activities
Net loss for the period	$(38,299)	$(29,669)	$(152,006)
Add: Mineral property acquisition and exploration
costs	-	-	9,699
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	5,846	9,758	13,911

Cash used in operating activities	(32,453)	(19,911)	(128,396)

Investing Activities
Mineral property acquisition and exploration costs
	-	-	(9,699)

Cash used in investing activities	-	-	(9,699)

Financing Activities
Issuance of common stock	-	-	100,171
Proceeds from loan payable	-	-	19,975
Proceeds from related party loan	20,000	-	20,000

Cash provided by financing activities	20,000	-	140,146

Net increase (decrease) in cash	(12,453)	(19,911)	2,051

Cash, beginning of the period	14,504	65,344	-

Cash, end of the period	$2,051	$45,433	$2,051

The accompanying notes form an integral part of these consolidated financial statements.

COLUMBUS VENTURES INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
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

Operating results for the six-month period ended March 31, 2008 are not necessarily indicative of the results that can be expected for the year ending September 30, 2008.

The interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $152,006 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

COLUMBUS VENTURES INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Stated in US Dollars)
(Unaudited)
Page Two

Note 2	Share Capital

On October 19, 2005, the Company issued 100,000,000 common shares (post-split) at $0.00025 for total cash proceeds of $25,000 to the president and director of the Company.

On January 31, 2006, the Company issued 30,068,600 common shares (post-split) at $0.0025 for total proceeds of $75,171.

On March 20, 2008, the controlling shareholders agreed to surrender for cancellation 60,000,000 shares (post-split).

As at March 31, 2008, there were no outstanding stock options or warrants.

Note 3	Subsequent Events

a)

On April 1, 2008, under the terms of the Share Transfer Agreements, Lubow Klauser sold 2,000,000 shares of our common stock to Alvaro Vollmers and 8,000,000 shares of our common stock to John Graham Rhoden in consideration of the payment of $20,000 and $80,000, respectively.

b)	On April 15, 2008, the Company completed a Private Placement for $150,000 (600,000 shares).

c)

On April 18, 2008, the Company entered into an agreement for the exclusive oil and gas rights under certain leases in the State of Alaska. The total consideration was $621,608 payable in stages with an initial payment of $125,000.

d)

On April 21, 2008, the Company entered into a loan agreement with Alvaro Vollmers, the Company’s sole executive officer and director, whereby Mr. Vollmers loaned an aggregate $59,935 to the Company. The loan is due on or before October 25, 2008 and incurs interest at a rate of 8% per annum. The Company has agreed to repay the loan as follows:

	(i)	$20,000 upon execution of loan agreement;

	(ii)	monthly payments of $7,000 commencing on May 25, 2008 to an including September 25, 2008; and

	(iii)	the balance of the loan plus accrued interest on or before October 25, 2008.

e)

On May 5, 2008, the Company approved a 4 to 1 forward split of the Company’s common stock. The change has been recorded retroactively on the balance sheets, the statements of operations and notes to the financial statements.

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q constitute "forward-looking statements". These statements, identified by words such as “plan,” "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption “Part II – Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our periodic reports filed with the SEC pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”).

As used in this Quarterly Report, the terms "we," "us," "our," “Columbus” and “the Company” mean Columbus Ventures Inc. and its subsidiaries unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

OVERVIEW

We were incorporated on October 12, 2005 under the laws of the State of Nevada. Until recently, we have been engaged in the acquisition and exploration our mineral property, called the “Comego Property”, located in the Province of British Columbia, Canada.

Purchase Agreement

On April 18, 2008, we entered into a Purchase Agreement (the “Purchase Agreement”) with Daniel K. Donkel and Samuel H. Cade, as the sellers. The Purchase Agreement provides for us to acquire from the sellers the exclusive right to drill for, extract, remove, process and dispose of oil and natural gas and associated substances under six (6) separate leases in the State of Alaska’s North Slope hydrocarbon province (the “North Slope Leases”). The North Slope Leases to be acquired by us constitute an aggregate total of 18,418 acres. The initial primary term of each North Slope Lease begins on February 1, 2007 and expires on January 31, 2012, unless it is extended for production or as otherwise provided under the terms of the North Slope Lease.

The total purchase price for the North Slope Leases is $621,608 and is payable by us in installments. A first installment of the purchase price in the amount of $125,000 was paid on April 18, 2008 concurrently with the execution of the Purchase Agreement. The remaining installments of the purchase price are payable as follows: $230,000 on or before May 30, 2008; $115,000 on or before each of June 27, 2008 and July 25, 2008; and $36,608 on or before August 29, 2008. The installment payments can be paid in advance by us at any time. Upon the sellers’ receipt of full payment of the purchase price, the sellers will assign each of the North Slope Leases to us, transferring 100% of the record title to each North Slope Lease to us, but reserving to the sellers an overriding royalty interest equal to 5% of 8/8ths, which will apply to all renewals and extensions of the leases.

The Purchase Agreement contains customary representations and warranties of the Company and the sellers, and is subject to certain closing conditions, including full payment of the purchase price for the North Slope Leases on or before August 29, 2008. If we fail to pay any installment payment of the purchase price within five (5) days of its due date as described above, the sellers have the option, among other things, (i) to accelerate all remaining installment payments under the Purchase Agreement or (ii) to terminate the Purchase Agreement and retain all of the North Slope Leases and $125,000 of any amounts paid toward the purchase price as liquidated damages.

The entry into the Purchase Agreement signals a change in business direction for us from a company engaged in the acquisition and exploration of mineral properties to a company engaged in the acquisition and exploration of oil and natural gas properties and prospects. On April 18, 2008, as a result of entering into the Purchase Agreement, we allowed our interest in the Comego Property to lapse to avoid the need for further expenditures. As a result, we no longer have any rights to the minerals on the Comego Property.

RECENT CORPORATE DEVELOPMENTS

The following corporate developments occurred subsequent to our quarter ended December 31, 2007:

1.

On March 12, 2008, Alvaro Vollmers was appointed as our Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer to fill the vacancies created by the resignation of Lubow Klauser as Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer.

2.

On March 20, 2008, Lubow Klauser, our former sole executive officer and former director, entered into share transfer agreements, as amended on April 1, 2008, (the “Share Transfer Agreements”) with each of Alvaro Vollmers, our sole executive officer and director, and John Graham Rhoden. On April 1, 2008, under the terms of the Share Transfer Agreements, Ms. Klauser sold 2,000,000 shares of our common stock to Mr. Vollmers and 8,000,000 shares of our common stock to Mr. Rhoden in consideration of the payment of $20,000 and $80,000, respectively. Also on April 1, 2008, Ms. Klauser surrendered for cancellation 15,000,000 shares of our common stock held by her (the “Share Cancellation”) pursuant to the terms of a Share Cancellation Agreement dated March 20, 2008 between the Company and Ms. Klauser. As a result of the Share Transfer and Share Cancellation, there was a change in control of the Company.

3.

Effective April 1, 2008, Alvaro Vollmers was appointed as a member of our Board of Directors. Upon Mr. Vollmers’ appointment, Ms. Klauser resigned as a member of our Board of Directors. An information statement pursuant to Section 14(f) of the Securities Exchange Act of 1934 and Rule 14f-1 promulgated thereunder was filed by us with the SEC, and mailed to our stockholders of record, on March 21, 2008. There was no disagreement between Ms. Klauser and us regarding any matter relating to our operations, policies or practices

4.

On April 15, 2008, we completed a private placement to one investor of 600,000 post-split (150,000 pre-split) units at a price of $0.25 per post-split ($1.00 per pre-split) unit for total proceeds of $150,000. Each post-split unit is comprised of one share of our common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional post-slit share of our common stock at a price of $0.35 per share for a period ending April 14, 2011. This private placement was completed pursuant to the provisions of Regulation S promulgated under the Securities Act of 1933 (the “Securities Act”). We did not engage in a distribution of this offering in the United States. The investor represented that it was not a US person as defined in Regulation S, and has provided representations indicating that it was acquiring our securities for investment purposes only and not with a view towards distribution.

5.	On April 18, 2008, we entered into the Purchase Agreement dated April 18, 2008 with Daniel K. Donkel and Samuel H. Cade. See “Overview” above.

6.

On April 21, 2008, we entered into a loan agreement (the “Loan Agreement”) with Alvaro Vollmers, our sole executive officer and director, whereby Mr. Vollmers loaned an aggregate $59,935 to us (the “Loan”). Mr. Vollmers had previously advanced the principal amount of the Loan to us. The Loan is due on or before October 25, 2008 and incurs interest at a rate of 8% per annum. We have agreed to repay the Loan as follows: (i) $20,000 upon execution of the loan agreement; (ii) monthly payments of $7,000 commencing on May 25, 2008 to and including September 25, 2008; and (iii) the balance of the Loan plus accrued interest on or before October 25, 2008.

7.

On May 5, 2008, we effected a 4-for-1 stock split of our common stock. As a result, our authorized capital was increased from 100,000,000 shares of common stock, par value of $0.001 per share, of which 17,667,150 shares were issued and outstanding, to 400,000,000 shares of common stock, par value of $0.001 per share, of which 70,668,600 shares were issued and outstanding. In connection with the stock split, our trading symbol on the OTC Bulletin Board was changed to “CLBV”.

PLAN OF OPERATION

As a result of entering in the Purchase Agreement to acquire the North Slope Leases, we decided to discontinue our plan of operation on the Comego Property and allowed our interest in the Comego Propery to lapse to avoid the need for further expenditures.

Our current plan of operation is to complete acquisition of the North Slope Leases pursuant to the terms and conditions of the Purchase Agreement dated April 18, 2008 among the Company, Daniel K. Donkel and Samuel H. Cade. Under the terms of the Purchase Agreement, we paid a first installment of $125,000 on April 18, 2008. The remaining installments of the purchase price are payable as follows: $230,000 on or before May 30, 2008; $115,000 on or before each of June 27, 2008 and July 25, 2008; and $36,608 on or before August 29, 2008.

Upon completing the acquisition of the North Slope Leases, of which there are no assurances, we plan to commence an exploration program on the North Slope Leases. The exploration program that we engage in will depend upon the amount of financing available to us.

We anticipate that we will incur the following expenses over the next twelve months:

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$20,000
Office Expenses	$3,000
North Slope Leases Acquisition Costs	$496,608
TOTAL	$519,608

As of March 31, 2008, we had cash on hand of $2,051. In order to acquire a 100% interest in the North Slope Leases, we will need to acquire additional financing. There is no assurance that we will be able to acquire such additional financing on terms that are acceptable to us, or at all.

RESULTS OF OPERATIONS

Second Quarter and Six Months Summary

	Second Quarter Ended			Six Months Ended
			Percentage			Percentage
	March 31,	March 31,	Increase /	March 31,	March 31,	Increase /
	2008	2007	(Decrease)	2008	2007	Decrease
Revenue	$-	$-	n/a	$-	$-	n/a

Expenses	$(28,357)	$(8,842)	220.7%	$(38,299)	$(29,669)	29.1%

Net Loss	$(28,357)	$(8,842)	220.7%	$(38,299)	$(29,669)	29.1%

Revenue

We have not earned any revenues to date. We do not anticipate earning revenues from our oil and gas exploration activities in the near future.

Operating Expenses

Our operating expenses for the relevant periods consisted of the following:

	Second Quarter Ended		Percentage	Six Months Ended		Percentage
	March 31		Increase /	March 31		Increase /
	2008	2007	(Decrease)	2008	2007	(Decrease)
Accounting and audit fees	$16,230	$4,300	277.4%	$19,557	$12,180	60.6%
Bank charges	77	25	208%	159	52	205.8%
Consulting fees	-	-	n/a	-	-	n/a
Foreign exchange (gain)	(16)	(36)	(55.6)%	(16)	64	(125)%
Legal fees	8,987	2,936	206.1%	12,343	11,756	5.0%
Mineral property acquisition and exploration costs	-	-	n/a	-	-	n/a
Office and	2,404	942	155.2%	4,906	4,260	15.2%
miscellaneous
Rent	675	675	n/a	1,350	1,350	n/a
Total Operating Expenses	$28,357	$8,842	220.7%	$38,299	$29,669	29.1%

Accounting and legal fees during the six months ended March 31, 2008 relate primarily to expenses incurred in connection with meeting our ongoing reporting obligations under the Exchange Act. The increase in accounting and legal fees relate to the audit of our year end financial statements and the filing of our Annual Report for the year ended September 30, 2007.

We anticipate our operating expenses will increase as we undertake our exploration program for the North Slope Leases. We anticipate our accounting and legal expenses will also increase as a result of our ongoing reporting requirements under the Exchange Act.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At March 31, 2008	At September 30, 2007	Increase / (Decrease)
Current Assets	$2,051	$14,504	(85.9)%
Current Liabilities	$(53,886)	$(28,040)	92.2%
Working Capital (Deficit)	$(51,835)	$(13,536)	282.9%

Cash Flows
	Six Months Ended	Six Months Ended
	March 31, 2008	March 31, 2007
Cash Flows Used In Operating Activities	$(32,453)	$(19,911)
Cash Flows Used in Investing Activities	-	-
Cash Flows From Financing Activities	20,000	-
Net Increase (Decrease) In Cash During Period	$(12,453)	$(19,911)

The decrease in our working capital at March 31, 2008 from September 30, 2007, and the increase in our cash used during the six months ended March 31, 2008, from the comparable period ended March 31, 2007 are primarily attributable to: (i) expenses incurred in connection with meeting our ongoing reporting obligations under the Exchange Act; and (ii) from the fact that we had no revenue during the six months ended March 31, 2008.

During the six months ended March 31, 2008, our sole source of financing came in the form of short-term loans advanced to us by our sole executive officer and director, Alvaro Vollmers.

Future Financings

As of the date of this Quarterly Report, we do not have sufficient cash on hand to complete the acquisition of the North Slope Leases or to meet our anticipated expenses for the next twelve months. We do not anticipate earning revenue in the foreseeable future, and we do not expect sufficient debt financing to be available to us at this stage of our development. As such, we expect that we will need to rely on equity financings in order to fund our future operations. Issuances of additional shares of our capital stock will result in the dilution of the interests of our existing stockholders.

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

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements presented with this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at March 31, 2008 and for all periods presented in the attached financial statements, have been included. Interim results for the six month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

Our significant accounting policies are disclosed in the notes to our audited financial statements for the year ended September 30, 2007 included in our Annual Report on Form 10-KSB filed with the SEC on January 15, 2008.

ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T.             CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.               LEGAL PROCEEDINGS.

None.

ITEM 1A.            RISK FACTORS

The following are some of the important factors that could affect our financial performance or could cause actual results to differ materially from estimates contained in our forward-looking statements. We may encounter risks in addition to those described below. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also impair or adversely affect our business, financial condition or results of operation.

If we do not obtain additional financing, our business will fail.

Our operating funds are not sufficient to meet the anticipated costs of completing our acquisition of the North Slope Leases. Therefore, we will need to obtain additional financing in order to complete our full business plan. As of March 31, 2008, we had cash on hand in the amount of $2,051. We have not earned any income since our inception. Our plan of operation calls for significant expenses in connection with the acquisition of the North Slope Leases.

We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors outside of our control, including the results from our exploration program, and any unanticipated problems relating to our oil and natural gas exploration activities, including environmental assessments and additional costs and expenses that may exceed our current estimates. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us in which case our business will fail.

We have yet to earn revenue and our ability to sustain our operations is dependent on our ability to raise financing. As a result, our accountants believe there is substantial doubt about our ability to continue as a going concern.

We have incurred net losses of $152,006 for the period from our inception on October 12, 2005 to March 31, 2008, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern. LBB & Associates Ltd., LLP, Certified Public Accountants, our independent auditors, have expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and investors may lose their investment. Investors should consider our auditor's comments when determining if an investment in Columbus is suitable.

We have no proven reserves or current production and may never have any.

We do not have any proven reserves or current production of oil or gas. There are no assurances that any wells will be completed or, if completed, that such wells will produce oil or gas in commercially profitable quantities.

If we do not find any oil or gas reserves or if we cannot complete the exploration of the mineral reserve, either because we do not have the money to do it or because we will not be economically feasible to do it, we may have to cease operations. Oil and gas exploration is a highly speculative endeavor. It involves many risks and is often non-productive. Even if we are able to find oil and gas reserves on our properties our ability to put those reserves into production is subject to further risks including:

1.

costs of bringing the property into production including exploration work, preparation of production feasibility studies, and construction of production facilities, all of which we have not budgeted for;

2.	availability and costs of financing;
3.	ongoing costs of production; and
4.	environmental compliance regulations and restraints.

The marketability of any oil and gas deposits acquired or discovered may be affected by numerous factors which are beyond our control and which cannot be accurately predicted, such as market fluctuations, the lack of drilling equipment near our oil and gas properties, and such other factors as government regulations, including regulations relating to allowable drilling, production, importing and exporting of oil and gas deposits, and environmental protection.

Our oil and gas operations are in the exploration stage with a limited operating history, which may hinder our ability to successfully meet our objectives.

Our oil and gas operations are in the exploration stage with only a limited operating history upon which to base an evaluation of our future prospects. We do not have an established history of locating and developing properties that have oil and gas reserves. As a result, the revenue and income potential of our oil and gas operations is unproven. In addition, because of our limited operating history, we have limited insight into trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends and will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies in evolving markets. We may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause our business, results of operations and financial condition to suffer.

The successful implementation of our business plan is subject to risks inherent in the oil and gas business, which if not adequately managed could result in additional losses.

Our oil and gas operations will be subject to the economic risks typically associated with exploration and development activities, including the necessity of making significant expenditures to locate and acquire properties and to drill exploratory wells. In addition, the availability of drilling rigs and the cost and timing of drilling, completing and, if warranted, operating wells is often uncertain. In conducting exploration and development activities, the presence of unanticipated pressure or irregularities in formations, miscalculations or accidents may cause our exploration, development and, if warranted, production activities to be unsuccessful. This could result in a total loss of our investment in a particular well. If exploration efforts are unsuccessful in establishing proved reserves and exploration activities cease, the amounts accumulated as unproved costs will be charged against earnings as impairments.

In addition, in the event that we commence production, of which there are no assurances, market conditions or the unavailability of satisfactory oil and gas transportation arrangements may hinder our access to oil and gas markets and delay production. The availability of a ready market for our prospective oil and gas production depends on a number of factors, including the demand for and supply of oil and gas and the proximity of reserves to pipelines and other facilities. Our ability to market such production depends in substantial part on the availability and capacity of gathering systems, pipelines and processing facilities, in most cases owned and operated by third parties. A failure to obtain such services on acceptable terms could materially harm our business. We may be required to shut in wells for lack of a market or because of inadequacy or unavailability of pipelines or gathering system capacity. If that occurs, we would be unable to realize revenue from those wells until arrangements are made to deliver such production to market.

Our future performance is dependent upon our ability to identify, acquire and develop oil and gas properties, the failure of which could result in under use of capital and losses.

The future performance of our business will depend upon an ability to identify, acquire and develop oil and gas reserves that are economically recoverable. Success will depend upon the ability to acquire working and revenue interests in properties upon which oil and gas reserves are ultimately discovered in commercial quantities, and the ability to develop prospects that contain proven oil and gas reserves to the point of production. Without successful acquisition and exploration activities, we will not be able to develop oil and gas reserves or generate revenues. There are no assurances oil and gas reserves will be identified or acquired on acceptable terms, or that oil and gas deposits will be discovered in sufficient quantities to enable us to recover our exploration and development costs or sustain our business.

The successful acquisition and development of oil and gas properties requires an assessment of recoverable reserves, future oil and gas prices and operating costs, potential environmental and other liabilities, and other factors. Such assessments are necessarily inexact and their accuracy inherently uncertain. In addition, no assurance can be given that our exploration and development activities will result in the discovery of any reserves. Operations may be curtailed, delayed or canceled as a result of lack of adequate capital and other factors, such as lack of availability of rigs and other equipment, title problems, weather, compliance with governmental regulations or price controls, mechanical difficulties, or unusual or unexpected formations, pressures and or work interruptions. In addition, the costs of exploration and development may materially exceed our initial estimates.

The geographic concentration of all of our properties in Alaska’s North Slope hydrocarbon province may subject us to an increased risk of loss of revenue or curtailment of production from factors affecting that area.

The geographic concentration of all of our leasehold interests in Alaska’s North Slope hydrocarbon province means all of our properties could be affected by the same event should the region experience severe weather; delays or decreases in production; an unavailability of equipment, facilities or services; delays or decreases in the availability of capacity to transport, gather or process production; or changes in the regulatory environment.

The oil and gas exploration and production industry historically is a cyclical industry and market fluctuations in the prices of oil and gas could adversely affect our business.

Prices for oil and gas tend to fluctuate significantly in response to factors beyond our control. These factors include, but are not limited to:

(a)	weather conditions in the United States and elsewhere;
(b)	economic conditions, including demand for petroleum-based products, in the United States and elsewhere;

(c)	actions by OPEC, the Organization of Petroleum Exporting Countries;
(d)	political instability in the Middle East and other major oil and gas producing regions;
(e)	governmental regulations, both domestic and foreign;
(f)	domestic and foreign tax policy;
(g)	the pace adopted by foreign governments for the exploration, development, and production of their national reserves;
(h)	the price of foreign imports of oil and gas;
(i)	the cost of exploring for, producing and delivering oil and gas; the discovery rate of new oil and gas reserves;
(j)	the rate of decline of existing and new oil and gas reserves;
(k)	available pipeline and other oil and gas transportation capacity;
(l)	the ability of oil and gas companies to raise capital;
(m)	the overall supply and demand for oil and gas; and
(n)	the availability of alternate fuel sources.

Changes in commodity prices may significantly affect our capital resources, liquidity and expected operating results. Price changes will directly affect revenues and can indirectly impact expected production by changing the amount of funds available to reinvest in exploration and development activities. Reductions in oil and gas prices not only reduce revenues and profits, but could also reduce the quantities of reserves that are commercially recoverable. Significant declines in prices could result in non-cash charges to earnings due to impairment. We do not currently engage in any hedging program to mitigate our exposure to fluctuations in oil and gas prices. Changes in commodity prices may also significantly affect our ability to estimate the value of producing properties for acquisition and divestiture and often cause disruption in the market for oil and gas producing properties, as buyers and sellers have difficulty agreeing on the value of the properties. Price volatility also makes it difficult to budget for and project the return on acquisitions and the development and exploitation of projects. Commodity prices are expected to continue to fluctuate significantly in the future.

Our ability to produce oil and gas from our properties may be adversely affected by a number of factors outside of our control.

The business of exploring for and producing oil and gas involves a substantial risk of investment loss. Drilling oil and gas wells involves the risk that the wells may be unproductive or that, although productive, the wells may not produce oil or gas in economic quantities. Other hazards, such as unusual or unexpected geological formations, pressures, fires, blowouts, loss of circulation of drilling fluids or other conditions may substantially delay or prevent completion of any well. Adverse weather conditions can also hinder drilling operations. A productive well may become uneconomic if water or other deleterious substances are encountered that impair or prevent the production of oil or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. There can be no assurance that oil and gas will be produced from the properties in which we have interests. In addition, the marketability of oil and gas that may be acquired or discovered may be influenced by numerous factors beyond our control. These factors include the proximity and capacity of oil and gas, gathering systems, pipelines and processing equipment, market fluctuations in oil and gas prices, taxes, royalties, land tenure, allowable production and environmental protection.

The unavailability or high cost of drilling rigs, equipment, supplies, personnel and oil field services could adversely affect our ability to execute our exploration and development plans on a timely basis and within our budget.

Shortages or the high cost of drilling rigs, equipment, supplies or personnel could delay or adversely affect our exploration and development operations, which could have a material adverse effect on our business, financial condition and results of operations. Since our operations and properties are concentrated in Alaska’s North Slope hydrocarbon province, we could be materially and adversely affected if drilling rigs are unavailable or cost of rigs, equipment supplies or personnel increase significantly over current costs.

We may be unable to retain our leases and working interests in leases, which would result in significant harm to our business.

Our properties are held under oil and gas leases. If we fail to meet the specific requirements of each lease, that lease may terminate or expire. There are no assurances the obligations required to maintain those leases will be met. Our property interests will terminate unless we fulfill certain obligations under the terms of our leases and other agreements related to such properties, including making any applicable rental payments.

As of the date of filing of this Quarterly Report, we had a substantial working capital deficit and there are no assurances that we will be able to meet the rental obligations under our federal and state oil and gas leases. If we are unable to make our rental payments and satisfy any other conditions on a timely basis, we may lose our rights in these properties. The termination of our interests in these properties may harm our business.

Complying with environmental and other government regulations could be costly and could negatively impact prospective production.

Our business is governed by numerous laws and regulations at various levels of government. These laws and regulations govern the operation and maintenance of our facilities, the discharge of materials into the environment and other environmental protection issues. Such laws and regulations may, among other potential consequences, require that we acquire permits before commencing drilling and restrict the substances that can be released into the environment with drilling and production activities. Under these laws and regulations, we could be liable for personal injury, clean-up costs and other environmental and property damages, as well as administrative, civil and criminal penalties. Prior to commencement of drilling operations, we may secure limited insurance coverage for sudden and accidental environmental damages as well as environmental damage that occurs over time. However, we do not believe that insurance coverage for the full potential liability of environmental damages is available at a reasonable cost. Accordingly, we could be liable, or could be required to cease production on properties, if environmental damage occurs.

The costs of complying with environmental laws and regulations in the future may harm our business. Furthermore, future changes in environmental laws and regulations could occur, resulting in stricter standards and enforcement, larger fines and liability, and increased capital expenditures and operating costs, any of which could have a material adverse effect on our financial condition or results of operations.

The oil and gas industry is highly competitive, and we may not have sufficient resources to compete effectively.

The oil and gas industry is highly competitive. We compete with oil and natural gas companies and other individual producers and operators, many of which have longer operating histories and substantially greater financial and other resources than it does, as well as companies in other industries supplying energy, fuel and other needs to consumers. Our larger competitors, by reason of their size and relative financial strength, can more easily access capital markets than we can and may enjoy a competitive advantage in the recruitment of qualified personnel. They may be able to absorb the burden of any changes in laws and regulation in the jurisdictions in which we do business and handle longer periods of reduced prices for oil and gas more easily than we can. Our competitors may be able to pay more for oil and gas leases and properties and may be able to define, evaluate, bid for and purchase a greater number of leases and properties than we can. Further, these companies may enjoy technological advantages and may be able to implement new technologies more rapidly than we can. Our ability to acquire additional properties in the future will depend upon its ability to conduct efficient operations, evaluate and select suitable properties, implement advanced technologies and consummate transactions in a highly competitive environment.

Because our sole executive officer and sole director, Alvaro Vollmers, does not have formal training specific to the technicalities of oil and natural gas exploration, there is a higher risk our business will fail.

Alvaro Vollmers, our sole executive officer and sole director, does not have any formal training as a geologist or in the technical aspects of management of an oil and natural gas exploration company. With no direct training or experience in these areas, our management may not be fully aware of the specific requirements related to working within this industry. Our management's decisions and choices may not take into account standard engineering or managerial approaches oil and natural gas exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.

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

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 15, 2008, we completed a private placement to one investor of 600,000 post-split (150,000 pre-split) units at a price of $0.25 per post-split unit for total proceeds of $150,000. Each post-split unit is comprised of one share of our common stock and one share purchase warrant. Each share purchase warrant will entitle the holder to purchase one additional post-slit share of our common stock at a price of $0.35 per share for a period ending April 14, 2011. This private placement was completed pursuant to the provisions of Regulation S promulgated under the Securities Act. We did not engage in a distribution of this offering in the United States. The investor represented that it was not a US person as defined in Regulation S, and has provided representations indicating that it was acquiring our securities for investment purposes only and not with a view towards distribution.

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.               OTHER INFORMATION.

None.

ITEM 6.               EXHIBITS.

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation.(1)
3.2	Certificate of Change 4-for-1 Stock Split.
3.3	Bylaws, as amended.(1)
10.1	Purchase Agreement dated October 24, 2005 between Christopher Normand Delorme and CMBS Explorations Inc. (1)
10.2	Share Cancellation Agreement dated March 20, 2008 between Columbus Ventures Inc. and Lubow Klauser.(3)
10.3	Purchase Agreement (North Slope Leases) dated April 18, 2008 among Columbus Ventures Inc., Daniel K. Donkel and Samuel H. Cade.(4)
10.4	Loan Agreement dated April 21, 2008 between Columbus Ventures Inc. and Alvaro Vollmers.(5)
14.1	Code of Ethics.(2)
21.1	List of Subsidiaries.(2)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to our Registration Statement on Form SB-2 filed on November 21, 2006.
(2)	Previously filed as an exhibit to our Annual Report on Form 10-KSB filed on January 15, 2008.
(3)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 26, 2008.
(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 24, 2008.
(5)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 25, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBUS VENTURES INC.

Date:	May 19, 2008	By:	/s/ Alvaro Vollmers
ALVARO VOLLMERS
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)