Form 10-Q
period 2008-06-30
BALD EAGLE ENERGY INC.
filed 2008-08-19
CIK 1373952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

COMMISSION FILE NUMBER 000-52565

BALD EAGLE ENERGY INC.
(Formerly Columbus Ventures Inc.)
(Exact name of registrant as specified in its charter)

NEVADA	72-1619354
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
Organization)

2911 Turtle Creek Blvd., Suite 300
Dallas, Texas 75219
(Address of principal executive offices)

(214) 599-8380
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-
accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 14 2008, the Issuer had 72,013,600 Shares of Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BALD EAGLE ENERGY INC.
(Formerly Columbus Ventures Inc.)
(An Exploration Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Stated in US Dollars)
(Unaudited)

BALD EAGLE ENERGY INC.

(Formerly Columbus Ventures Inc.)
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
June 30, 2008 and September 30, 2008
(Stated in US Dollars)

(Unaudited)

	June 30, 2008 (Unaudited)	September 30, 2007
Assets
Current
Cash	$7,589	$14,504
Prepaid	1,463	-
Total current assets	9,052	14,504

Deposit on acquisition of leases	470,000	-
Total assets	$479,052	$14,504

Libilities
Current
Accounts payable and accrued liabilities	$10,257	$8,065
Loan payable	25,935	19,975
Total current liabilities	36,192	28,040

Total liabilities	36,192	28,040

Stockholders’ equity (deficit)
Capital Stock
Authorized:
400,000,000 common voting stock, $0.001 par value
100,000,000 preferred stock, $0.001 par value
Issued and outstanding:
71,468,600 and 130,068,600 common shares, respectively	71,468	130,069
Additional paid-in-capital	578,703	(29,898)
Deficit accumulated during the exploration stage	(207,311)	(113,707)

Total stockholders’ equity (deficit)	442,860	(13,536)

Total liabilities and stockholders’ equity (deficit)	$479,052	$14,504

The accompanying notes form an integral part of these consolidated financial statements.

BALD EAGLE ENERGY INC.

(Formerly Columbus Ventures Inc.)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended June 30, 2008 and 2007 and for the period
October 12, 2005 (Inception) to June 30, 2008
(Stated in US Dollars)
(Unaudited)

	Three months ended June 30, 2008	Three months ended June 30, 2007	Nine months ended June 30, 2008	Nine months ended June 30, 2007	October 12, 2005 (Inception) to June 30, 2008

Expenses
General and administrative	$55,306	$11,398	$93,604	$41,067	$197,612
Mineral property acquisition and exploration costs	-	-	-	-	9,699

Net loss for the period	$(55,306)	$(11,398)	$(93,604)	$(41,067)	$(207,311)

Basic loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	71,101,933	130,068,600	70,813,044	130,068,600

The accompanying notes form an integral part of these consolidated financial statements.

BALD EAGLE ENERGY INC.

(Formerly Columbus Ventures Inc.)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended June 30, 2008 and 2007 and for the period
October 12, 2005 (Inception) to June 30, 2008
(Stated in US Dollars)
(Unaudited)

	Nine months ended June 30, 2008	Nine months ended June 30, 2007	October 12, 2005 (Inception) to June 30, 2008

Cash provided by (used in):

Operating Activities
Net loss for the period	$(93,604)	$(41,067)	$(207,311)
Add: Mineral property acquisition and exploration costs	-	-	9,699
Change in operating assets and liabilities:
Prepaid expense	(1,463)	-	(1,463)
Accounts payable and accrued liabilities	2,192	(9,809)	10,257

Cash used in operating activities	(92,875)	(50,876)	(188,818)

Investing Activities
Mineral property acquisition and exploration costs	-	-	(9,699)
Producing leasehold & equipment deposit	(470,000)	-	(470,000)

Cash used in investing activities	(470,000)	-	(479,699)

Financing Activities
Proceeds from issuance of common stock for cash	550,000	-	650,171
Proceeds from loan payable	5,960	-	25,935

Cash provided by financing activities	555,960	-	676,106

Net increase (decrease) in cash	6,915	(50,876)	7,589

Cash, beginning of the period	14,504	65,344	-

Cash, end of the period	$7,589	$14,468	$7,589

The accompanying notes form an integral part of these consolidated financial statements.

BALD EAGLE ENERGY INC.

(Formerly Columbus Ventures Inc.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Stated in US Dollars)
(Unaudited)
Page One

Note 1	Interim Reporting and Continuance of Operations

While the information presented in the accompanying interim three and nine month consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, result of operations and cash flows for the interim periods presented. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these consolidated financial statements be read in conjunction with the Company’s September 30, 2007 annual consolidated financial statements.

Operating results for the three and nine-month period ended June 30, 2008 are not necessarily indicative of the results that can be expected for the year ending September 30, 2008.

The interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $207,311 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

BALD EAGLE ENERGY INC.

(Formerly Columbus Ventures inc.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Stated in US Dollars)
(Unaudited)
Page Two

Note 2	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, CMBS Explorations Inc. (“CMBS”). CMBS was incorporated under the Company Act of British Columbia on October 11, 2005, and was dissolved on June 25th, 2008. All inter-company transactions and accounts have been eliminated.

Note 3	Mineral Property

Cheryl Comego Claim Group

On October 24, 2005, the Company acquired a 100% undivided right, title and interest in and to the Cheryl Comego mineral claims (12 units) located in the Alberni Mining Division in the Province of British Columbia, Canada for $3,500. As at December 31, 2007, the Company incurred an aggregate of $6,199 of exploration costs since October 24, 2005. On April 16, 2008 the Company allowed its interest on these properties lapse to avoid incurring further costs. The Company has no further interests in the properties.

Alaska North Slope leases

On April 18, 2008, the Company entered into an agreement for the exclusive oil and gas rights under certain leases in the State of Alaska. The total consideration was $621,607 payable in stages with an initial payment on April 18, 2008, of $125,000. This initial payment is non refundable. The agreement was amended as of April 18, 2008, in order to revise certain payment dates.

On May 28, 2008, the Company completed an additional payment of $230,000.

On June 24, 2008, the Company completed an additional payment of $115,000.

On August 4, 2008, the Company completed an additional payment of $115,000, and the final payment of $36,607.50 is due on August 29, 2008.

Note 4	Share Capital
On March 20, 2008, the controlling shareholders agreed to surrender for cancellation 15,000,000 shares for $1.

On April 15, 2008, the Company completed a private placement of 600,000 units, with each unit consisting of 1 share and 1 warrant to buy a share at $0.35 within 3 years, for $150,000.

On May 5, 2008, the Company approved a 4 to 1 forward split of the Company’s common stock. The change has been recorded retroactively on the balance sheet and the statement of operations.

On May 22, 2008, the Company completed a private placement of 500,000 units, with each unit consisting of 1 share and 1 warrant to buy a share at $0.70 within 3 years, for $250,000.

On June 04, 2008, the Company completed a private placement of 300,000 units, with each unit consisting of 1 share and 1 warrant to buy a share at $0.70 within 3 years, for $150,000.

Note 5	Related Party Loan

On April 21, 2008, the Company entered into an agreement with respect to this loan and subsequent advances for a total of $59,935. The amount of $20,000 was to be paid upon execution and the balance subject to monthly installments of $7,000, with interest payable at 8% per annum.

Note 6	Contractual Obligations

The Company has no significant commitments or contractual obligations with any parties in respect of executive compensation, consulting arrangements or other matters, except as disclosed. Rental of the temporary office space in Dallas, Texas at which our offices are located is on an annual basis. Additionally, the Company maintained its prior month-to-month lease of premises in Washington state through July 31, 2008 while in the process of moving to its current location, and that prior month-to-month lease has since been terminated.

Note 7	Subsequent Events
On July 31, 2008, the Company completed a private placement of 430,000 units, with each unit consisting of 1 share and 1 warrant to buy a share within 3 years, for $301,000.
On August 12, 2008, the Company completed a private placement of 115,000 units, with each unit consisting of 1 share and 1 warrant to buy a share within 3 years, for $80,500.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements”. These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption “Part II – Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our periodic reports filed with the SEC pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”).

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Bald Eagle” and “the Company” mean Bald Eagle Energy Inc. and its subsidiaries unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

OVERVIEW

We were incorporated as Columbus Ventures Inc. on October 12, 2005 under the laws of the State of Nevada. Effective July 21, 2008 we amended our Articles of Incorporation to change our name to Bald Eagle Energy Inc. Until recently, we have been engaged in the acquisition and exploration of our only mineral property, called the “Comego Property”, located in the Province of British Columbia, Canada.

Purchase Agreement

On April 18, 2008, we entered into a Purchase Agreement (as amended the “Purchase Agreement”) with Daniel K. Donkel and Samuel H. Cade, as the sellers. The Purchase Agreement provides for us to acquire from the sellers the exclusive right to drill for, extract, remove, process and dispose of oil and natural gas and associated substances under six (6) separate leases in the State of Alaska’s North Slope hydrocarbon province (the “North Slope Leases”). The North Slope Leases to be acquired by us constitute an aggregate total of 18,418 acres. The initial primary term of each North Slope Lease begins on February 1, 2007 and expires on January 31, 2012, unless it is extended for production or as otherwise provided under the terms of the particular North Slope Lease.

The total purchase price for the North Slope Leases is $621,608 and is payable by us in installments. A first installment of the purchase price in the amount of $125,000 was paid on April 18, 2008 concurrently with the execution of the Purchase Agreement. We subsequently entered into Amendment No. 1 to the Purchase Agreement, which changed some of the initial scheduled payment dates. The remaining installments of the purchase price are payable as follows: $230,000 on or before May 30, 2008; $115,000 on or before each of June 27, 2008 and July 25, 2008; and the final payment of approximately $36,608 on or before August 29, 2008. The installment payments can be paid in advance by us at any time. Upon the sellers’ receipt of full payment of the purchase price, the sellers will assign each of the North Slope Leases to us, transferring 100% of the record title to each North Slope Lease to us, but reserving to the sellers an overriding royalty interest equal to 5% of 8/8ths, which will apply to all renewals and extensions of the leases.

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

The entry into the Purchase Agreement signals a change in business direction for us from a company engaged in the acquisition and exploration of mineral properties to a company engaged in the acquisition and exploration of oil and natural gas properties and prospects. On April 18, 2008, as a result of entering into the Purchase Agreement, we allowed our interest in the Comego Property to lapse to avoid the need for further expenditures. As a result, we no longer have any rights to the minerals on the Comego Property. See Note 3 of the Notes to the Consolidated Financial Statements.

RECENT CORPORATE DEVELOPMENTS

The following corporate developments occurred subsequent to our quarter ended June 30, 2007:

1.
Effective July 21, 2008, we amended our Articles of Incorporation to change our name from Columbus Ventures Inc to Bald Eagle Energy Inc. We changed our name in order to more accurately reflect our current business activities, being the acquisition and exploration of oil and natural gas properties and prospects.

2.
On July 31, 2008, we completed a private placement to one investor of 430,000 units at a price of $0.70 per unit for total proceeds of $301,000. Each unit is comprised of one share of the Company’s common stock and one share purchase warrant. Each share purchase warrant will entitle the holder to purchase one additional share of the Company’s common stock at a price of $1.00 per share for a period ending July 31, 2011. This private placement was completed pursuant to the provisions of Regulation S promulgated under the Securities Act of 1933. The Company did not engage in a distribution of this offering in the United States. The investor represented that it was not a US person as defined in Regulation S, and has provided representations indicating that it was acquiring the Company’s securities for investment purposes only and not with a view towards distribution.

3.
On August 12, 2008, we completed a private placement to one investor of 115,000 units at a price of $0.70 per unit for total proceeds of $80,500. Each unit is comprised of one share of the Company’s common stock and one share purchase warrant. Each share purchase warrant will entitle the holder to purchase one additional share of the Company’s common stock at a price of $1.00 per share for a period ending August 12, 2011. This private placement was completed pursuant to the provisions of Regulation S promulgated under the Securities Act of 1933. The Company did not engage in a distribution of this offering in the United States. The investor represented that it was not a US person as defined in Regulation S, and has provided representations indicating that it was acquiring the Company’s securities for investment purposes only and not with a view towards distribution.

PLAN OF OPERATION

As a result of entering in the Purchase Agreement to acquire the North Slope Leases, we decided to discontinue our plan of operation on the Comego Property and allowed our interest in the Comego Property to lapse to avoid the need for further expenditures.

Our current plan of operation is to complete acquisition of the North Slope Leases pursuant to the terms and conditions of the Purchase Agreement dated April 18, 2008 among the Company, Daniel K. Donkel and Samuel H. Cade. Under the terms of the Purchase Agreement, we paid a first installment of $125,000 on April 18, 2008. We subsequently entered into Amendment No. 1 to the Purchase Agreement, which changed some of the initial scheduled payment dates. The remaining installments of the purchase price are payable as follows: $230,000 on or before May 30, 2008; $115,000 on or before each of June 27, 2008 and July 25, 2008; and the final payment of approximately $36,608 on or before August 29, 2008.

Upon completing the acquisition of the North Slope Leases, of which there are no assurances, we plan to commence an exploration program on the North Slope Leases. The exploration program that we engage in will depend upon the amount of financing available to us.

We anticipate that we will incur the following expenses over the next twelve months:

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$40,000
Office Expenses	$30,000
Advertising and promotion	$377,500
North Slope Leases Acquisition Costs	$151,608
TOTAL	$599,108

As of June 30, 2008, we had cash on hand of $7,589. In order to acquire a 100% interest in the North Slope Leases, we will need to acquire additional financing. There is no assurance that we will be able to acquire such additional financing on terms that are acceptable to us, or at all.

RESULTS OF OPERATIONS

Three and Nine Months Summary

	Three Months Ended			Nine Months Ended
	June 30, 2008	June 30, 2007	Percentage Increase / Decrease	June 30, 2008	June 30, 2007	Percentage Increase / Decrease
Revenue	$-	$-	n/a	$-	$-	n/a

Expenses	$(55,306)	$(11,398)	385%	$(93,604)	$(41,067)	128%

Net Loss	$(55,306)	$(11,398)	385%	$(93,604)	$(41,067)	128%

Revenue

We have not earned any revenues to date. We do not anticipate earning revenues from our oil and gas exploration activities in the near future.

Operating Expenses

Our operating expenses for the relevant periods consisted of the following:

	Three Months Ended			Nine Months Ended
	June 30			June 30
	2008	2007	Percentage Increase / Decrease	2008	2007	Percentage Increase / Decrease
Accounting and audit fees	$209	$5,001	-96%	19,766	$17,181	15%
Advertising	$3,537	-	n/a	$3,537	-	n/a
Bank charges	$395	$27	1,363%	$554	$79	601%
Filing and regulatory fees	$7,201	$691	942%	$7,201	$2,768	160%
Foreign exchange (gain)	$406	$(323)	-226%	$390	$(259)	-251%
Geological & Geophysical	$7,500	-	n/a	$7,500	-	n/a
Legal fees	$30,625	$4,482	583%	$42,968	$16,238	165%
Mineral property acquisition and exploration costs	-	-	n/a	-	-	n/a
Office and miscellaneous	$4,082	$345	1,083%	$9,071	$1,035	776%
Rent	$900	$675	33%	$2,250	$2,025	11%
Transfer agent fees	$450	$500	-10%	$450	$2,000	-78%
Total Operating Expenses	$55,306	$11,398	385%	$93,604	$41,067	128%

Accounting and legal fees during the nine months ended June 30, 2008 relate primarily to expenses incurred in connection with meeting our ongoing reporting obligations under the Exchange Act. The increase in accounting and legal fees relate to the audit of our year end financial statements and the filing of our Annual Report for the year ended September 30, 2007.
We anticipate our operating expenses will increase as we undertake our exploration program for the North Slope Leases. We anticipate our accounting and legal expenses will also increase as a result of our ongoing reporting requirements under the Exchange Act.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
	At June 30, 2008	At September 30, 2007	Percentage Increase / (Decrease)
Current Assets	$9,052	$14,504	(38)%
Current Liabilities	$(36,192)	$(28,040)	29%
Working Capital (Deficit)	$(27,140)	$(13,536)	101%

Cash Flows
Nine Months Ended June 30, 2008
Cash Flows Used In Operating Activities	$(92,875)
Cash Flows Used in Investing Activities	$(470,000)
Cash Flows From Financing Activities	$555,960
Net Increase (Decrease) In Cash During Period	$6,915

The decrease in our working capital at June 30, 2008 from September 30, 2007, and the increase in our cash used during the nine months ended June 30, 2008, from the comparable period ended June 30, 2007 are primarily attributable to: (i) expenses incurred in connection with meeting our ongoing reporting obligations under the Exchange Act; and (ii) from the fact that we had no revenue during the nine months ended June 30, 2008.

During the nine months ended June 30, 2008, our sole source of financing came in the form of short-term loans advanced to us by our sole executive officer and director, Alvaro Vollmers.

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

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements presented with this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at June 30, 2008 and for all periods presented in the attached financial statements, have been included. Interim results for the nine month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

Our operating funds are not sufficient to meet the anticipated costs of completing our acquisition of the North Slope Leases. Therefore, we will need to obtain additional financing in order to complete our full business plan. As of June 30, 2008, we had cash on hand in the amount of $7,589. We have not earned any income since our inception. Our plan of operation calls for significant expenses in connection with the acquisition of the North Slope Leases.

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

We have incurred net losses of $207,311 for the period from our inception on October 12, 2005 to June 30, 2008, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern. LBB & Associates Ltd., LLP, Certified Public Accountants, our independent auditors, have expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and investors may lose their investment. Investors should consider our auditor's comments when determining if an investment in Bald Eagle is suitable.

We have no proven reserves or current production and may never have any.

We do not have any proven reserves or current production of oil or gas. There are no assurances that any wells will be completed or, if completed, that such wells will produce oil or gas in commercially profitable quantities.

If we do not find any oil or gas reserves or if we cannot complete the exploration of the mineral reserve, either because we do not have the money to do it or because it will not be economically feasible to do it, we may have to cease operations. Oil and gas exploration is a highly speculative endeavor. It involves many risks and is often non-productive. Even if we are able to find oil and gas reserves on our properties our ability to put those reserves into production is subject to further risks including but not limited to:

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

Our North Slope properties will be held under oil and gas leases. If we fail to meet the specific requirements of each lease, that lease may terminate or expire. There are no assurances the obligations required to maintain those leases will be met. Our property interests will terminate unless we fulfill certain obligations under the terms of our leases and other agreements related to such properties, including making any applicable rental payments.

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

The oil and gas industry is highly competitive. We compete with oil and natural gas companies and other individual producers and operators, many of which have longer operating histories and substantially greater financial and other resources than we have, as well as companies in other industries supplying energy, fuel and other needs to consumers. Our larger competitors, by reason of their size and relative financial strength, can more easily access capital markets than we can and may enjoy a competitive advantage in the recruitment of qualified personnel. They may be able to absorb the burden of any changes in laws and regulation in the jurisdictions in which we do business and handle longer periods of reduced prices for oil and gas more easily than we can. Our competitors may be able to pay more for oil and gas leases and properties and may be able to define, evaluate, bid for and purchase a greater number of leases and properties than we can. Further, these companies may enjoy technological advantages and may be able to implement new technologies more rapidly than we can. Our ability to acquire additional properties in the future will depend upon our ability to conduct efficient operations, evaluate and select suitable properties, implement advanced technologies and consummate transactions in a highly competitive environment.

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

Since our inception, we have relied on equity sales of our common stock to fund our operations. We may conduct further equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. If we issue additional stock, investors’ percentage interests in us will be diluted. The result of this could reduce the value of investors’ stock.

Because our stock is a penny stock, shareholders will be more limited in their ability to sell their stock.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 per share, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. Because our securities constitute “penny stocks” within the meaning of the rules, the rules apply to us and to our securities. The rules may further affect the ability of owners of shares to sell our securities in any market that might develop for them. As long as the quotation price of our common stock is less than $5.00 per share, the common stock will be subject to rule 15g-9 under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that:

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

Prior to effecting any transaction in a penny stock, the broker-dealer also must provide, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a suitably written statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Effective July 21, 2008, the Company amended its Articles of Incorporation to change its name from “Columbus Ventures Inc.” to “Bald Eagle Energy Inc.”. The Company changed its name in order to more accurately reflect its current business activities, being the acquisition and exploration of oil and natural gas properties and prospects. Stockholders of the Company that held an aggregate 56.6% of the Company’s outstanding common stock approved by written consent the change in the Company's name and related amendment to the Company's Articles of Incorporation, as disclosed in the Information Statement on Schedule 14C that was filed by the Company on June 30, 2008. For additional information regarding the Company's name change, please see the Company's Information Statement.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation. (1)

3.2	Certificate of Change 4-for-1 Stock Split. (5)

3.3	Bylaws, as amended. (1)

10.1	Purchase Agreement (North Slope Leases) dated April 18, 2008 among Bald Eagle Energy Inc., Daniel K. Donkel and Samuel H. Cade. (3)

10.2	Amendment No. 1 to Purchase Agreement dated April 18, 2008 among Bald Eagle Energy Inc., Daniel K. Donkel and Samuel H. Cade.

10.3	Loan Agreement dated April 21, 2008 between Bald Eagle Energy Inc. and Alvaro Vollmers. (4)

14.1	Code of Ethics. (2)

21.1	List of Subsidiaries. (2)

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to our Registration Statement on Form SB-2 filed on November 21, 2006.
(2)	Previously filed as an exhibit to our Annual Report on Form 10-KSB filed on January 15, 2008.
(3)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 24, 2008.
(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 25, 2008.
(5)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed on May 20, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALD EAGLE ENERGY INC.

Date:	August 19, 2008	By:	/s/ Alvaro Vollmers
ALVARO VOLLMERS Chief Executive Officer, Chief Financial Officer President, Secretary and Treasurer (Principal Executive Officer and Principal Accounting Officer)