Form 10-K
period 2008-09-30
BALD EAGLE ENERGY INC.
filed 2009-01-13
CIK 1373952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

for the fiscal year ended September 30, 2008

or

☐ Transition Report Pursuant to Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from _____to _____

COMMISSION FILE NUMBER: 000-52565

BALD EAGLE ENERGY INC.
(Exact name of registrant as specified in its charter)

Nevada	72-1619354
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21 Waterway Avenue, The Woodlands, Texas	77380
(Address of principal executive offices)	(Zip Code)

(281) 362-2821
Registrant's telephone number

Securities registered pursuant to Section 12(b) of the Exchange Act:	NONE.

Securities registered pursuant to Section 12(g) of the Exchange Act:	Common Stock, $0.001 Par Value Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐ Yes   ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☑ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes   ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed fiscal quarter was $53,923,950, based upon a closing bid of the registrant's common stock as reported by the OTC Bulletin Board on that date of $0.75 per share.  There were 72,960,267 shares of the registrant's common stock outstanding as of January 13, 2009.

BALD EAGLE ENERGY INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED SEPTEMBER 30, 2008

INDEX

i

PART I

Certain statements contained in this Annual Report on Form 10-K constitute "forward-looking statements." These statements, identified by words such as "plan," "anticipate," "believe," "estimate," "should," "expect," and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the captions "Risk Factors" beginning on page 5, "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 10, and elsewhere in this Annual Report. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the "SEC"), particularly our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

As used in this Annual Report, the terms "we," "us," "our," "Bald Eagle," and the "Company" mean Bald Eagle Energy Inc. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

ITEM 1.             BUSINESS.

OVERVIEW

Our company was incorporated under the laws of the state of Nevada on October 12, 2005 under the name "Columbus Ventures Inc."  We amended our Articles of Incorporation to change our name as of July 21, 2008 to "Bald Eagle Energy Inc." in order to more accurately reflect our current principal business activities, which are the acquisition, exploration and development of oil and natural gas properties and prospects.

We are an exploration stage company engaged in the acquisition, exploration and development of oil and natural gas properties and prospects.  We currently own a 100% working interest (representing a net revenue interest of 78.33%) of the record title in an aggregate 18,418 acres located within the State of Alaska's North Slope hydrocarbon province under six (6) separate leases (the "North Slope Leases").  We acquired our interest in the North Slope Leases under the terms of a purchase agreement we entered into on April 18, 2008 (the "Purchase Agreement").  We completed our acquisition of the North Slope Leases on November 7, 2008.  The North Slope Leases give us the exclusive right to drill for, extract, remove, process and dispose of oil and natural gas and associated substances in the geographic areas covered by these leases, subject to their terms.  The initial primary term of each North Slope Lease begins on February 1, 2007 and expires on January 31, 2012, unless it is extended for production or as otherwise provided under the terms of that lease.

The total purchase price for the North Slope Leases under the Purchase Agreement is $621,608, which has been paid in full.  As part of the transfer, the sellers reserved an overriding royalty interest equal to 5% of 8/8ths, in addition to the 16.67% royalty interest that is reserved by the State of Alaska, which will apply to all renewals and extensions of the North Slope Leases.

The Company plans to act as a non-operator, which means the Company will not directly engage in exploration, drilling or development operations, but instead will exploit the Company's assets by seeking joint ventures with oil and natural gas companies that have exploration, development and production expertise.

Before we acquired the North Slope Leases, the Company's principal asset was a 100% undivided interest in certain Cheryl Comego mineral claims, which consisted of 12 units located in the Province of British Columbia, Canada, referred to as the "Comego Property."  The Comego Property consists of approximately 630 acres located at the headwaters of the Chemainus River, approximately 20 miles east of the City of Nanaimo, on Vancouver Island.  On April 18, 2008, as a result of the Company's decision to acquire the North Slope Leases, the Company allowed its interests in the Comego Property, which were held by our wholly-owned British Columbia subsidiary, CMBS Explorations Inc., to lapse. As a result, the Company no longer has any rights to the minerals on the Comego Property.

We have not earned any revenues to date.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of oil and natural gas resources on the North Slope Leases or any other properties we may acquire, or if such deposits are discovered, that we will enter into further substantial exploration programs.

Compliance with Government Regulations

Enterprises that sell securities in public markets are subject to regulatory oversight by agencies such as the SEC.  This regulatory oversight imposes on the Company the responsibility for establishing and maintaining disclosure controls and procedures that will ensure that material information relating to the Company is made known to management and that the financial statements and other information included in submissions to the SEC do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made in such submissions not misleading. Compliance with some of these regulations is costly, and regulations are subject to change.

State of Alaska Oil and Gas Leases.  The Company owns a 100% working interest (representing a net revenue interest of 78.33%) of the record title in the properties subject to the six (6) separate North Slope Leases we hold in the State of Alaska's North Slope hydrocarbon province.  The North Slope Leases give us the exclusive right to drill for, extract, remove, process and dispose of oil and natural gas and associated substances in the 18,418 acres covered by the North Slope Leases.  The initial primary term of each North Slope Lease begins on February 1, 2007 and expires on January 31, 2012, unless it is extended for production or as otherwise provided under the terms of the applicable lease.

The following is a brief outline of the requirements associated with the North Slope Leases.

•	The Company must pay annual rental to the State of Alaska in accordance with the following rental schedule:

➢	for the first year, $1.00 per acre or fraction of an acre;

➢	for the second year, $1.50 per acre or fraction of an acre;

➢	for the third year, $2.00 per acre or fraction of an acre;

➢	for the fourth year, $2.50 per acre or fraction of an acre; and

➢	for the fifth year and following years, $3.00 per acre or fraction of an acre.

Consequently, the Company will incur significant expenses regardless of our success in exploring for oil and gas on the North Slope Leases.  Additionally, the State of Alaska may increase the annual rental rate as provided by law if the North Slope Leases are extended beyond the primary term.

•
In the event of a commercial oil discovery and the commencement of oil production on the North Slope Leases, the Company will pay a royalty of 16.67% to the State of Alaska and an overriding royalty of 5% to the previous owners of the North Slope Leases.  In addition, the Company will be required to pay "production tax" to the State of Alaska. The basic production tax rate will be 25% of the calculated operating profit.  In addition to this base rate, an additional "progressivity tax" will be added when the net operating profit (i.e. the price after deducting allowable costs) exceeds $30/bbl.  This additional tax will be calculated at 0.4% of any operating profit between $30/bbl and $92.5/bbl.   Above $92.5/bbl, the progressivity tax will increase at a rate of 0.1% for each additional dollar of profit per bbl over $92.5/bbl.  The maximum "progressivity tax" rate is 50%, which applies when the operating profit exceeds $340/bbl.  Also, the Company's profits would be subject to Federal Income Tax (estimated 36% rate) and State Income Tax (estimated 4% rate).

Compliance with Environmental Regulations

The Company's operations are subject to stringent and complex federal, state and local laws and regulations governing environmental protection as well as the discharge of materials into the environment. These laws and regulations may, among other things:

•	require the acquisition of various permits before seismic or drilling operations commence;

•	enjoin some or all of the operations of facilities deemed in non-compliance with permits;

•	restrict the types, quantities and concentration of various substances that can be released into the environment in connection with oil and gas drilling, production and transportation activities;

•	limit or prohibit drilling or other activities on certain lands lying within wilderness, wetlands and other protected areas; and

•	require remedial measures to mitigate pollution from former and ongoing operations, such as requirements to close pits and plug abandoned wells.

These laws, rules and regulations may also restrict the rate of oil and gas production to a level that is below the rate that would otherwise be possible. The regulatory burden on the oil and gas industry increases the cost of doing business in the industry and consequently affects profitability. Additionally, federal and state legislatures and regulatory agencies frequently revise environmental laws and regulations, and the clear trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment. Any changes that result in more stringent and costly waste handling, disposal and cleanup requirements for the oil and gas industry could have a significant impact on the Company's operating costs.

The following is a summary of some of the existing laws, rules and regulations to which the Company's business operations are subject.

Waste Handling. The Resource Conservation and Recovery Act ("RCRA") and comparable state statutes regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Under the auspices of the federal Environmental Protection Agency ("EPA"), the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters and most of the other wastes associated with the exploration, development and production of crude oil or gas are currently regulated under RCRA's non-hazardous waste provisions. However, it is possible that certain oil and gas exploration and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. Any such change could result in an increase in the Company's costs to manage and dispose of wastes, which could have a material adverse effect on the Company's results of operations and financial position. Also, in the course of the Company's operations, it may in the future generate nominal amounts of ordinary industrial wastes, such as paint wastes, waste solvents, and waste oils, that may be regulated as hazardous wastes.

Wastes containing naturally occurring radioactive materials ("NORM") may also be generated in connection with the exploration and development of the Company's properties. Certain processes used to produce oil and gas may enhance the radioactivity of NORM, which may be present in oilfield wastes. NORM is not subject to regulation under the Atomic Energy Act of 1954, or the Low Level Radioactive Waste Policy Act. NORM is subject primarily to individual state radiation control regulations. In addition, NORM handling and management activities are governed by regulations promulgated by the Occupational Safety and Health Administration ("OSHA"). These state and OSHA regulations impose certain requirements concerning worker protection, including the treatment, storage and disposal of NORM waste, the management of waste piles, containers and tanks containing NORM and restrictions on the uses of land with NORM contamination.

Comprehensive Environmental Response, Compensation and Liability Act. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the Superfund law, imposes joint and several liability, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. These persons include the current and past owner or operator of the site where the release occurred, and anyone who disposed or arranged for the disposal of a hazardous substance released at the site. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

Water Discharges and Use. The Clean Water Act ("CWA") and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into certain regulated waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by EPA or an analogous state agency. The CWA and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, including wetlands, unless authorized by an appropriately issued permit. Spill prevention, control and countermeasure requirements of federal laws require appropriate containment beams and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations.

The primary federal law imposing liability for oil spills is the Oil Pollution Act ("OPA"), which sets minimum standards for prevention, containment and cleanup of oil spills. OPA applies to vessels, offshore facilities and onshore facilities, including exploration and production facilities that may affect waters of the United States. Under OPA, responsible parties, including owners and operators of onshore facilities, may be subject to oil spill cleanup costs and natural resource damages as well as a variety of public and private damages that may result from oil spills.

Air Emissions. The Federal Clean Air Act ("CAA") and comparable state laws regulate emissions of various air pollutants through air emissions permitting programs and the imposition of other requirements. Such laws and regulations may require a facility to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emissions, obtain or strictly comply with air permits containing various emissions and operational limitations, or utilize specific emission control technologies to limit emissions of certain air pollutants. In addition, the EPA has developed, and continues to develop, stringent regulations governing emissions of toxic air pollutants at specified sources. Moreover, states can impose air emissions limitations that are more stringent than the federal standards imposed by the EPA. Federal and state regulatory agencies can also impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the CAA and associated state laws and regulations.

Permits and related compliance obligations under the CAA, as well as changes to state implementation plans for controlling air emissions in regional non-attainment areas, may require the Company to incur future capital expenditures in connection with the addition or modification of existing air emission control equipment and strategies for gas and oil exploration and production operations. In addition, some gas and oil production facilities may be included within the categories of hazardous air pollutant sources, which are subject to increasing regulation under the CAA. Failure to comply with these requirements could subject a regulated entity to monetary penalties, injunctions, conditions or restrictions on operations and enforcement actions. Gas and oil exploration and production facilities may be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions.

Global Warming and Climate Change. Recent scientific studies have suggested that emissions of certain gases, commonly referred to as "greenhouse gases" and including carbon dioxide and methane, may be contributing to warming of the Earth's atmosphere. In response to such studies, the United States Congress is actively considering legislation to reduce emissions of greenhouse gases. In addition, several states have already taken legal measures to reduce emissions of greenhouse gases. Passage of climate control legislation or other regulatory initiatives by Congress or various states or the adoption of regulations by the EPA and analogous state agencies that restrict emissions of greenhouse gases in areas in which the Company conducts business could have an adverse effect on the Company's operations and demand for oil and gas.

The Company believes it is in substantial compliance with all existing environmental laws and regulations applicable to the Company's current operations and that its continued compliance with existing requirements will not have a material adverse impact on the Company's financial condition and results of operations. For instance, the Company did not incur any material capital expenditures for remediation or pollution control activities for the fiscal year ended September 30, 2008. Additionally, the Company is not aware of any environmental issues or claims that will require material capital expenditures during 2009. However, accidental spills or releases may occur in the course of the Company's operations, and the Company cannot give any assurance that it will not incur substantial costs and liabilities as a result of such spills or releases, including those relating to claims for damage to property and persons. Moreover, the Company cannot give any assurance that the passage of more stringent laws or regulations in the future will not have a negative impact on the Company's business, financial condition and results of operations.

Competition

We are an exploration stage company.  We compete with other oil and natural gas resource exploration and development companies for financing and for the acquisition of new oil and natural gas properties.  Many of the oil and natural gas resource exploration and development companies with whom we compete have greater financial and technical resources than we do. Accordingly, these competitors may be able to spend greater amounts to acquire oil and natural gas properties, to explore their oil and natural gas properties and to develop their oil and natural gas properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of oil and natural gas properties. This competition could result in competitors being able to pay more than we can for properties we would like to acquire, having oil and natural gas properties of greater quality and generating greater interest from prospective investors who may finance additional exploration and development. This competition could adversely impact our ability to finance further acquisition and exploration of new properties and to achieve the financing necessary for us to develop our oil and natural gas properties.

Employees

Effective March 12, 2008, Lubow Klauser resigned as our Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer, at which time our Board of Directors appointed Alvaro Vollmers as our Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer.  Ms. Klauser also resigned as our sole director pursuant to a Share Cancellation Agreement dated March 20, 2008, at which time Alvaro Vollmers became our sole director.  Mr. Vollmers currently serves as an outside consultant to the Company, pursuant to the terms of an independent contractor agreement between him and the Company.  Mr. Vollmers is serving as our Chief Financial Officer on an interim basis until we are able to hire a full-time employee to serve in that capacity.

Effective September 15, 2008, the Board of Directors appointed Andrew S. Harper to serve as President and Chief Executive Officer in place of Mr. Vollmers, who continues to serve as our Chief Financial Officer, Secretary and Treasurer.  Additionally, the Board of Directors, in connection with Mr. Harper's engagement as our President and Chief Executive Officer, elected Mr. Harper to serve as an additional director to serve until his successor is duly elected and qualified.

We have no employees other than Mr. Harper as of the date of this Annual Report.  We conduct our business largely through the utilization of consultants, including Mr. Vollmers.

Research and Development Expenditures

We have not incurred any research and development expenditures since our incorporation.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

ITEM 1A.          RISK FACTORS.

If we do not obtain additional financing, our business will fail.

Our operating funds are not sufficient to meet the anticipated costs of completing our exploration program on the North Slope Leases.  Therefore, we will need to obtain additional financing in order to complete our full business plan.  As of September 30, 2008, we had cash on hand in the amount of $47,170.  We have not earned any income since our inception. Our plan of operation calls for significant expenses in connection with the exploration of our oil and natural gas leases.

We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors outside of our control, including the results from our exploration program, and any unanticipated problems relating to our oil and natural gas exploration activities, including environmental assessments and additional costs and expenses that may exceed our current estimates. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us, in which case our business will fail.

We anticipate that we will incur the following expenses over the next twelve months:

Category	Planned Expenditures Over The Next 12 Months (US $)
General & Administrative	$530,000
Geological & Geophysical	$2,492,688
TOTAL	$3,022,688

If our forecast regarding anticipated expenses is inaccurate, we may need to raise additional funds beyond what we have forecasted.  There can be no assurance that additional financing will be available when needed on favorable terms, or at all.

We have yet to earn revenue and our ability to sustain our operations is dependent on our ability to raise financing. As a result, our accountants believe there is substantial doubt about our ability to continue as a going concern.

We have accrued net losses of $712,698 for the period from our inception on October 12, 2005 to September 30, 2008, and have no revenues to date.  Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of oil and natural gas leases, including the North Slope Leases.  These factors raise substantial doubt that we will be able to continue as a going concern. LBB & Associates Ltd., LLP, Certified Public Accountants, our independent auditors, have expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise.  If we fail to raise sufficient capital when needed, we will not be able to complete our business plan.  As a result we may have to liquidate our business and investors may lose their investment. Investors should consider our auditor's comments when determining if an investment in Bald Eagle is suitable.

Because of the unique difficulties and uncertainties inherent in oil and natural gas exploration ventures, we face a high risk of business failure.

Investors should be aware of the difficulties normally encountered by new oil and natural gas exploration companies and the high rate of failure of such enterprises.  The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the oil and natural gas properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.  The North Slope Leases do not contain known oil and natural gas deposits and, therefore, any program conducted on the North Slope Leases would be an exploratory search for oil and natural gas.  There is no certainty that any expenditures made in the exploration of the North Slope Leases will result in discoveries of commercial quantities of oil and natural gas. Most exploration projects do not result in the discovery of commercially producible oil and natural gas deposits. Problems such as unusual or unexpected geological conditions or operational difficulties are common to oil and natural gas exploration activities and often result in unsuccessful exploration efforts. If the results of our exploration program do not reveal viable commercial oil and natural gas deposits, we may decide to abandon the North Slope Leases and acquire new leases for new exploration. Our ability to acquire additional leases will be dependent upon our possessing adequate capital resources when needed. If no funding is available, we may be forced to abandon our operations.

Geological conditions are variable and unpredictable and heighten exploration risk.

Oil and gas exploration and development involves a higher degree of risk and few properties that are explored are ultimately developed into producing properties. Even if production is commenced from a well, the production will inevitably decline and may be affected or terminated by changes in geological conditions that cannot be foreseen or remedied. A change in geological conditions may render a discovery uneconomic.

The market price for oil and natural gas is volatile and determined by factors beyond our control.  Failure to accurately forecast prices may result in financial losses.

Market prices for oil and natural gas may fluctuate widely from time to time depending on international demand, production and other factors that cannot be foreseen. A decline in price may render a discovery uneconomic resulting in unforeseen losses. If a discovery becomes uneconomic due to declining prices, funds spent to develop the discovery might not be recoverable, leading to financial losses.

We have no known oil and natural gas reserves and if we cannot find any, we may have to cease operations.

We have no oil and natural gas reserves. If we do not find any commercially exploitable oil and natural gas reserves or if we cannot complete the exploration of any oil and natural gas reserves, either because we do not have the money to do so or because it is not economically feasible to do so, we may have to cease operations and our investors may lose their investments. Oil and natural gas exploration is highly speculative. It involves many risks and is often non-productive. Even if we are able to find oil and natural gas reserves on the North Slope Leases, our production capability will be subject to further risks including:

•
the costs of bringing the property into production, including exploration work, preparation of production feasibility studies, and construction of production facilities, all of which we have not budgeted for;

•	the availability and costs of financing;

•	the ongoing costs of production; and

•	environmental compliance regulations and restraints.

The marketability of any oil and natural gas acquired or discovered may be affected by numerous factors which are beyond our control and which cannot be accurately predicted, such as market fluctuations, the lack of adequate facilities and processing equipment near the North Slope Leases, and other factors such as government regulations, including regulations relating to allowable production, the importing and exporting of oil and natural gas, and environmental protection.

Given the above-noted risks, the chances of our finding and commercially exploiting reserves on our oil and natural gas leases are remote and funds expended on exploration are subject to the risk of being lost.

Because of the inherent dangers involved in oil and natural gas exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for valuable oil and natural gas deposits involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, hydrocarbon spills and other hazards against which we cannot insure or against which we may elect not to insure. At the present time we have no insurance to cover against these hazards. The payment of such liabilities may result in our inability to complete our planned exploration program and/or obtain additional financing to fund our exploration program.

As we undertake exploration of our oil and natural gas leases, we will be subject to compliance with government regulation that may increase the anticipated cost of our exploration program.

There are several governmental regulations that materially restrict oil and natural gas exploration. We will be subject to state and federal laws of the State of Alaska and the United States of America as we carry out our exploration program on the North Slope Leases.  We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. If we enter the development and production phase, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the development and production program if the project continues to that stage.

We may conduct further offerings in the future in which case investors' shareholdings will be diluted.

Since our inception, we have relied on sales of our common stock to fund our operations. We may conduct further equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders.  We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. If we issue additional stock shares, then our existing investors' percentage ownership of our common stock will be diluted. The result of this could reduce the value of current investors' stock.

Because our stock is a penny stock, shareholders will be more limited in their ability to sell their stock.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 per share, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. Because our securities constitute "penny stocks" within the meaning of the rules, the rules apply to us and to our securities. The rules may further affect the ability of owners of shares to sell our securities in any market that might develop for them. As long as the quotation price of our common stock is less than $5.00 per share, the common stock will be subject to penny stock rules. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that:

•	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

•
contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of securities laws;

•	contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

•	contains a toll-free telephone number for inquiries on disciplinary actions;

•	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and

•	contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide the customer, prior to effecting any transaction in a penny stock, with: (a) bid and offer quotations for the penny stock; (b) the amount of compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a suitably written statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

ITEM 1B.          UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.             PROPERTIES.

We currently do not own any physical property or own any real property, other than our interests in the North Slope Leases.  We acquired the North Slope Leases in November 2008, and we have not undertaken any exploration or development of the properties.

We rent temporary office space at 21 Waterway Avenue, The Woodlands, Texas, pursuant to a Service Agreement, which expires October 31, 2009.  The office space consists of approximately 170 square feet, which we rent at a cost of $2,500 per month.  We rent a virtual office at 2911 Turtle Creek Boulevard, Suite 300, Dallas, Texas, on a month-to-month basis pursuant to an Office and Services Agreement that expires March 31, 2009, at a cost of approximately $238 per month.  Additionally, we rent a virtual office in Anchorage, Alaska on a month-to-month term, at a cost of approximately $224 per month.

ITEM 3.             LEGAL PROCEEDINGS.

None.

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On July 14, 2008, by consent resolution, stockholders holding a majority of the issued and outstanding common stock of the Company approved an amendment to the Company's Articles of Incorporation changing the name of the Company from "Columbus Ventures Inc." to "Bald Eagle Energy Inc."  The Company filed its Definitive Information Statement on Schedule 14C on June 30, 2008 and the amendment as approved by the stockholders was effected with the State of Nevada on July 21, 2008.

PART II

ITEM 5.             MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITES.

Market Information

Shares of our common stock are currently quoted on the Over-The-Counter Bulletin Board ("OTCBB") under the symbol "BEEI."  The following table summarizes the high and low historical closing prices reported by the OTCBB Historical Data Service for the periods indicated.  OTCBB quotations reflect inter-dealer prices, without retail mark-up, mark down or commissions, so those quotes may not represent actual transactions.

	High	Low
Fourth Quarter 2008	$1.30	$0.62
Third Quarter 2008 (June 26 – June 30)	$1.05	$1.02

Previously, our shares of common stock traded on the OTCBB under the symbol "CBUS", commencing June 19, 2007.  On May 5, 2008, we approved a 4 to 1 forward split of the Company’s common stock, at which time our OTCBB symbol changed to "CLBV".  Effective July 21, 2008, we amended our Articles of Incorporation to change our name from "Columbus Ventures Inc." to "Bald Eagle Energy Inc."  As a result of the name change, our OTCBB symbol changed to "BEEI" effective as of July 21, 2008.  Although our shares became eligible for quotation on the OTCBB in June 2007, the high and low bid information for our common stock while it was trading through June 25, 2008 was not available from the OTCBB.

As of January 12, 2009, there were 15 market makers in the Company's common stock, as reported on the OTCBB website.

The transfer agent and registrar for our common stock is Empire Stock Transfer Inc., 2470 Saint Rose Pkwy, Suite 304, Henderson, NV 89074; Tel: 702-818-5898, Fax: 702-974-1444; e-mail: info@empirestock.com.

Holders of Our Common Stock

As of January 13, 2009, we have 72,960,267 shares of our common stock issued and outstanding that are held of record by 12 registered stockholders.

Dividends

We have not declared any dividends on our common stock since our inception on October 12, 2005.  There are no dividend restrictions that limit our ability to pay dividends on our common stock in our Articles of Incorporation or Bylaws.  Our governing statute, Chapter 78 of the Nevada Revised Statutes (the "NRS"), does provide limitations on our ability to declare dividends. Section 78.288 of Chapter 78 of the NRS prohibits us from declaring dividends where, after giving effect to the distribution of the dividend:

•	we would not be able to pay our debts as they become due in the usual course of business; or

•
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

Recent Sales of Unregistered Securities

All unregistered sales of our equity securities made during the fiscal year ended September 30, 2008 have been reported by us in our Quarterly Reports or in our Current Reports filed with the SEC during the year.

Use of Proceeds

We have used our common stock to raise money for our acquisition of the North Slope Leases, for corporate expenses and to repay outstanding indebtedness.

ITEM 6.             SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CRITICAL ACCOUNTING POLICIES

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to the audited financial statements included in this Annual Report.

Exploration Stage Company

We comply with Financial Accounting Standards Board ("FASB") Statement No. 7 and Securities and Exchange Commission Act Guide 7 in our characterization as an exploration stage company.

Oil & Gas Rights

The Company accounts for oil and natural gas properties by the successful efforts method. Leasehold acquisition costs are capitalized. If proven reserves are found on an undeveloped property, leasehold cost is transferred to proved properties. Under this method of accounting, costs relating to the development of proved areas are capitalized when incurred.

Depreciation and depletion of producing oil and natural gas properties is recorded based on units of production. Unit rates are computed for unamortized drilling and development costs using proved developed reserves and for unamortized leasehold costs using all proved reserves. Statement of Financial Accounting Standards (“SFAS”) No. 19 requires that acquisition costs of proved properties be amortized on the basis of all proved reserves, developed and undeveloped and that capitalized development costs (wells and related equipment and facilities) be amortized on the basis of proved developed reserves. Under SFAS No. 143, estimated asset retirement costs are recognized when the asset is placed in service, and are amortized over proved developed reserves using the units of production method. Asset retirement costs are estimated by the Company’s engineers using existing regulatory requirements and anticipated future inflation rates.

Geological, geophysical and dry hole costs on oil and natural gas properties relating to unsuccessful wells are charged to expense as incurred.

Upon sale or retirement of complete fields of depreciable or depleted property, the book value thereof, less proceeds or salvage value, is charged or credited to income. On sale or retirement of an individual well the proceeds are credited to accumulated depreciation and depletion.

Oil and natural gas properties are reviewed for impairment when facts and circumstances indicate their carrying value may not be recoverable. The Company assesses impairment of capitalized costs of natural gas and oil properties by comparing net capitalized costs to estimated undiscounted future net cash flows using expected prices. If net capitalized costs exceed estimated future discounted cash flows, no impairment is deemed necessary. The Company did not recognize any impairment during the fiscal year ended September 30, 2008.

Exploration Costs

Exploration costs are expensed as they are incurred.

PLAN OF OPERATION

Our plan of operation for the next twelve months is to fully evaluate the exploration potential of the six North Slope Leases in the Alaska North Slope petroleum province and to plan and prepare for the first exploration field operations on those leases, which would be new seismic data acquisition during the winter season of 2010.  In addition, we plan to evaluate further new exploration opportunities in Alaska, focusing in the North Slope area.

We changed the Company's focus to oil and gas explorations and began the process of acquiring the Alaska North Slope Leases on April 18, 2008 and, due to our investments in this effort, we have experienced losses since that time. As at September 30, 2008, we have a working capital deficit of $202,635. During the fiscal year ended September 30, 2008, we completed financings totaling $1,031,500, in which we issued 1,830,000 common shares.

We currently do not have sufficient funds to execute our plan of operation for the next twelve months and we will therefore require additional funds. We have relied principally on the issuance of common stock by private placements to raise funds to finance our business. There is no assurance that market conditions will continue to permit us to raise funds when required. If possible, we will issue more common stock at prices we find to be acceptable, which may dilute the value of our common stock.

Our business model is to utilize the services of oil industry expert consultants, and we do not expect any significant increases in the number of employees in the near future.

We are an exploration stage company with limited operations and have not yet received revenues from operations, generated profitability or experienced positive cash flow from operations. We currently have no properties with any known deposits of oil or gas.  Andrew S. Harper, our Chief Executive Officer and President, has extensive experience in the oil and gas industry with specific industry experience in exploration operations and new ventures evaluation.

If we are successful in securing further exploration interests in Alaska leases, we will be obliged to pay rentals and complete work programs to maintain our interests in good standing. There can be no certainty as to the costs of future lease acquisitions and exploration work programs; however, we will require additional funds to discharge our obligations and exploration work programs whether the interests are acquired through joint venture or through competitive lease sales. We do not have sufficient capital to satisfy potential future exploration expenditures and we will rely principally on the issuance of common stock to raise funds to finance the expenditures that we expect to incur should we secure exploration interests. Failure to raise additional funds will result in the failure to meet our obligations and the relinquishment of our interest in any future leases acquired. We have relied principally on the issuance of common stock in private placements to raise funds to support our business but there can be no assurance that we will be successful in raising additional funds through the issuance of additional equity.

We do not expect any significant purchases of plants and equipment or any increase in the number of employees in the near future.

RESULTS OF OPERATIONS AND COMPARISON OF THE YEAR ENDED SEPTEMBER 30, 2008 TO THE YEAR ENDED SEPTEMBER 30, 2007

Summary of Year End Results
	Year Ended September 30, 2008	Year Ended September 30, 2007	Percentage Increase/Decrease
Revenue	$0	$0	0
Expenses	$(598,991)	$(61,027)	882%
Net Loss	$(598,991)	$(61,027)	882%

Revenue

We have not earned any revenues to date.

Expenses

Our operating expenses for the years ended September 30, 2008 and September 30, 2007 are outlined in the table below:

	Year Ended September 30, 2008	Year Ended September 30, 2007	Percentage Increase/Decrease
General & Administrative	$591,009	$61,287	864%
Geological & Geophysical	$7,500	$0	100%
Foreign Exchange (Gain)	$(367)	$(260)	(41)%
Interest Expense	$849	$0	100%

Total Operating Expenses	$598,991	$61,027	882%

Accounting and legal fees are included in general and administrative and during the fiscal year ended September 30, 2008 relate primarily to expenses incurred in connection with our ongoing reporting obligations under the Securities Exchange Act of 1934 (the "Exchange Act").

We anticipate our operating expenses will increase as we undertake our exploration seismic program for the North Slope Leases.  We anticipate our accounting and legal expenses will also increase as a result of our ongoing reporting requirements under the Exchange Act.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
	At September 30, 2008	At September 30, 2007	Percentage Increase/Decrease
Current Assets	$47,170	$14,504	225%
Current Liabilities	$(249,805)	$(28,040)	(791)%
Working Capital (Deficit)	$(202,635)	$(13,536)	(1,397)%

Cash Flows
	Year Ended September 30, 2008	Year Ended September 30, 2007
Cash Flows used in Operating Activities	$(363,035)	$(70,815)
Cash Flows from (used in) Investing Activities	$(621,608)	$0
Cash Flows from (used in) Financing Activities	$1,017,309	$19,975
Net Increase (Decrease) in Cash During Period	$32,666	$(50,840)

The increase in our working capital at September 30, 2008 from September 30, 2007, and the increase in our cash used during the fiscal year ended September 30, 2008, from the comparable period ended September 30, 2007 are primarily attributable to: (i) the expenses associated with meeting our ongoing reporting obligations under the Exchange Act; (ii) the expenses involved in acquiring the North Slope Leases; and (iii) the fact that we had no revenue and our only source of financing came from various private offerings of unregistered securities.

The Company received certain marketing services from a media marketing consulting agency as part of the development of the Company's initial marketing campaign. The amount was accrued for as of September 30, 2008. As of January 13, 2009, the Company still owes this vendor $169,000. The Company has agreed to pay the vendor $10,000 on January 16, 2009, and $22,714 on each of February 10, March 10, April 10, May 10, June 10, July 10 and August 10, 2009.

Financing Requirements

As at September 30, 2008, we had cash on hand in the amount of $47,170.  We will require additional financing to sustain our business operations if we are not successful in exploring and developing our leased properties and earning revenues.  We currently do not have any arrangements for financing and we may not be able to obtain financing when required.  Obtaining additional financing would be subject to a number of factors, including the various items referenced in Risk Factors (see Section 1A), beginning on page 5.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

From inception on October 12, 2005 to September 30, 2008, we have used our common stock to raise money for our acquisition of the North Slope Leases, for corporate expenses and to repay outstanding indebtedness.  Since our inception, we have incurred aggregate losses in the amount of $712,698 and net cash outflows from operations and are dependent upon obtaining financing to pursue any extensive exploration activities.  We expect to continue to incur substantial losses until we complete the development of our business.  For these reasons, our auditors stated in their report to our audited financial statements for the fiscal year ended September 30, 2008 that they have substantial doubt that we will be able to continue as a going concern.  We anticipate continuing to rely on private sales of our common stock in order to continue to fund our business operations.  Issuances of additional shares will result in dilution to our existing shareholders.  There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned exploration activities.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements:

Audited financial statements as of September 30, 2008, including:

1.	Report of Independent Registered Public Accounting Firm

2.	Balance Sheet as of September 30, 2008 and 2007

3.	Statements of Operations for the years ended September 30, 2008 and 2007, and the period from October 12, 2005 (date of inception) to September 30, 2008

4.	Statements of Cash Flows for the years ended September 30, 2008 and 2007, and the period from October 12, 2005 (date of inception) to September 30, 2008

5.	Statement of Stockholders' Equity (Deficit) for the period from October 12, 2005 (date of inception) to September 30, 2008

6.	Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Bald Eagle Energy, Inc. (formerly known as Columbus Ventures, Inc.)
(An Exploration Stage Company)
The Woodlands, TX

We have audited the accompanying balance sheet of Bald Eagle Energy, Inc. (formerly known as Columbus Ventures, Inc.) (the "Company") as of September 30, 2008 and 2007, and the related statements of operations, stockholders' equity, and cash flows for the years then ended and for the period from October 12, 2005 (inception) through September 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bald Eagle Energy, Inc. (formerly known as Columbus Ventures, Inc.) as of September 30, 2008 and 2007, and the results of its operations and its cash flows for the years then ended and for the period from October 12, 2005 (inception) through September 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2009 raise substantial doubt about its ability to continue as a going concern. The 2008 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP

Houston, Texas
December 31, 2008

BALD EAGLE ENERGY INC.
(An Exploration Stage Company)
BALANCE SHEETS
September 30, 2008 and 2007

	2008	2007
ASSETS
Current
Cash	$47,170	$14,504
Total current assets	47,170	14,504

Oil and gas rights	621,608	14,504
Total assets	668,778	14,504

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current
Accounts payable and accrued liabilities	234,994	8,065
Payroll Liabilities	9,027	-
Loan payable - related party	5,784	19,975
Total current liabilities	249,805	28,040

Capital stock
Authorized:
400,000,000 common voting stock, $0.001 par value
100,000,000 preferred stock, $0.001 par value
Issued and outstanding:
71,898,600 and 130,068,600 common shares outstanding at September 30, 2008 and 2007, respectively	71,899	130,069
Additional paid-in-capital	1,059,772	(29,898)
Deficit accumulated during the exploration stage	(712,698)	(113,707)

Total stockholders' equity (deficit)	418,973	(13,536)

Total liabilities and stockholders' equity (deficit)	$668,778	$14,504

The accompanying notes are an integral part of these financial statements.

BALD EAGLE ENERGY INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
For the Years Ended September 30, 2008 and 2007
For the Period October 12, 2005 (Date of Inception) to September 30, 2008

	2008	2007	October 12, 2005 (Date of Inception) to September 30, 2008
Expenses
General & Administrative	$591,491	$61,027	$695,499
Mineral property acquisition and exploration costs	7,500	-	17,199

Net loss for the period	$598,991	$61,027	$712,698

Basic loss per share	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	98,460,701	130,068,600

The accompanying notes are an integral part of these financial statements.

BALD EAGLE ENERGY INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2008 and 2007
For the Period October 12, 2005 (Date of Inception) to September 30, 2008

	2008	2007	October 12, 2005 (Date of Inception) to September 30, 2008
Cash flows from operating activities:

Operating Activities
Net loss	$(598,991)	$(61,027)	$(712,698)

Add: Impairment of mineral property	-	-	9,699
Adjustments to reconcile net loss to net cash used in operating activity
Accounts payable	226,929	(9,788)	234,994
Payroll liabilities	9,027		9,027

Cash (used in) operating activities	(363,035)	(70,815)	(458,978)

Investing Activity
Mineral property acquisition and exploration costs	-	-	(9,699)
Lease acquisitions	(621,608)	-	(621,608)

Cash (used in) investing activities	(621,608)	-	(631,307)

Financing Activities
Net proceeds from (payments on) loan payable – related party	(14,191)	19,975	5,784
Issuance of common stock for cash	1,031,500	-	1,131,671

Cash (provided by) financing activities	1,017,309	19,975	1,137,455

Net increase (decrease) in cash	32,666	(50,840)	47,170

Cash, beginning of the period	$14,504	$65,344	$-

Cash, end of the period	$47,170	$14,504	$47,170

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

BALD EAGLE ENERGY INC.
(An Exploration Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period October 12, 2005 (Date of Inception) to September 30, 2008

	Common Stock		Additional Paid-in	Deficit Accumulated during
	Number	Par Value	Capital	exploration stage	Total

Capital stock issued for cash: - at $0.001	130,068,600	$130,069	$(29,898)	$–	$100,171
Net loss for the period October 12, 2005 (Inception) to September 30, 2006				(52,680)	(52,680)

Balance, as at September 30, 2006	130,068,600	130,069	(29,898)	(52,680)	47,491

Net loss for the year				(61,027)	(61,027)

Balance, as at September 30, 2007	130,068,600	130,069	(29,898)	(113,707)	(13,536)

Share cancellation: 60M shares	(60,000,000)	(60,000)	60,000	–	–
Capital stock issued for cash:- at $0.001	1,830,000	1,830	1,029,670		1,031,500
Net loss for the year				(598,991)	(598,991)

Balance, as at September 30, 2008	71,898,600	$71,899	$1,059,772	$(712,698)	$418,973

The accompanying notes are an integral part of these financial statements.

BALD EAGLE ENERGY INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2008 and 2007
(Stated in US Dollars)

Note 1    Nature and Continuance of Operations

Bald Eagle Energy Inc. (the "Company") is in the exploration stage.  The Company currently owns a 100% working interest (a net revenue interest of 78.33%) of the record title under six (6) separate leases in the State of Alaska's North Slope hydrocarbon province wherein the Company has acquired the exclusive right to drill for, extract, remove, process and dispose of oil and natural gas and associated substances, and has not yet determined whether this property contains reserves that are economically recoverable.  The recoverability of amounts from the property will be dependent upon the discovery of economically recoverable reserves, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production of proceeds from the sale thereof.

These financial statements have been prepared on a going concern basis.  The Company has accumulated losses of $712,698 since inception, has yet to achieve profitable operations and has a working capital deficit of $202,635. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to continue to provide for its capital needs by issuing equity securities. These financial statements do not include any adjustments relating to the amount and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Our company was incorporated under the laws of the state of Nevada on October 12, 2005 under the name "Columbus Ventures Inc."  We amended our Articles of Incorporation to change our name effective July 21, 2008 to "Bald Eagle Energy Inc." in order to more accurately reflect our current business activities, being the acquisition and exploration of oil and natural gas properties and prospects.

Note 2    Summary of Significant Accounting Policies

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgment. Actual results may vary from these estimates.

The financial statements have, in management's opinion been properly prepared within the framework of the significant accounting policies summarized below:

Exploration Stage Company

The Company complies with Financial Accounting Standards Board ("FASB") Statement No. 7 and Securities and Exchange Commission Act Industry Guide 7 in its characterization as an exploration stage company.

Cash and Cash Equivalents

Cash consists of cash on deposit with high quality major financial institutions, and to date the Company has not experienced losses on any of its balances.  For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid instruments with original maturity of three months or less at the time of issuance to be cash equivalents.  At September 30, 2008, the Company had no cash equivalents.

Oil & Gas Rights

The Company accounts for oil and natural gas properties by the successful efforts method. Leasehold acquisition costs are capitalized. If proven reserves are found on an undeveloped property, leasehold cost is transferred to proved properties. Under this method of accounting, costs relating to the development of proved areas are capitalized when incurred.

Depreciation and depletion of producing oil and natural gas properties is recorded based on units of production. Unit rates are computed for unamortized drilling and development costs using proved developed reserves and for unamortized leasehold costs using all proved reserves. Statement of Financial Accounting Standards (“SFAS”) No. 19 requires that acquisition costs of proved properties be amortized on the basis of all proved reserves, developed and undeveloped and that capitalized development costs (wells and related equipment and facilities) be amortized on the basis of proved developed reserves. Under SFAS No. 143, estimated asset retirement costs are recognized when the asset is placed in service, and are amortized over proved developed reserves using the units of production method. Asset retirement costs are estimated by the Company’s engineers using existing regulatory requirements and anticipated future inflation rates.

Geological, geophysical and dry hole costs on oil and natural gas properties relating to unsuccessful wells are charged to expense as incurred.

Upon sale or retirement of complete fields of depreciable or depleted property, the book value thereof, less proceeds or salvage value, is charged or credited to income. On sale or retirement of an individual well the proceeds are credited to accumulated depreciation and depletion.

Oil and natural gas properties are reviewed for impairment when facts and circumstances indicate their carrying value may not be recoverable. The Company assesses impairment of capitalized costs of natural gas and oil properties by comparing net capitalized costs to estimated undiscounted future net cash flows using expected prices. If net capitalized costs exceed estimated future discounted cash flows, no impairment is deemed necessary. The Company did not recognize any impairment during the fiscal year ended September 30, 2008.

Exploration Costs

Exploration costs are expensed as incurred.

Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed.  Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated.  Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company's commitments to a plan of action based on the then known facts.

Advertising Costs

Advertising costs are expensed when incurred.  For the period ended September 30, 2008, the Company expensed $430,650.

Reclassifications

Certain 2007 amounts have been reclassified to conform to 2008 presentation.

Foreign Currency Translation

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. Any exchange gains and losses are included in the Statement of Operations.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to SFAS No. 109 "Accounting for Income Taxes". Under the assets and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized as future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Basic and Diluted Loss Per Share

The Company reports "basic loss per share" in accordance with the SFAS No. 128, "Earnings Per Share".  "Basic loss per share" is computed using the weighted average number of shares outstanding during the period.

Diluted loss per share has not been provided, as it would be antidilutive.

Financial Instruments

The Company's financial instruments consist of cash, accounts payable and accrued liabilities and a loan payable. Unless otherwise noted, in the opinion of management, the Company is not exposed to significant interest, currency or credit risk arising from these financial instruments. The fair value of these financial instruments approximates their carrying values unless otherwise noted.

Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at September 30, 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Asset Retirement Obligations

The Company has adopted SFAS No. 143 "Accounting for Asset Retirement Obligations", which requires that an asset retirement obligation ("ARO") associated with the retirement of a tangible long-lived asset be recognized as a liability in the period which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset.

The cost of the tangible asset, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the asset.  The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value.  The fair value of the ARO is measured using expected future cash flow, discounted at the Company's credit-adjusted risk-free interest rate.  To date, no significant asset retirement obligation exists due to the early stage of exploration. Accordingly, no liability has been recorded.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.  In such cases, the amount of the impairment is determined based on the relative fair values of the impaired assets.

Recent Accounting Pronouncement

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flows.

Note 3     Mineral Property and Oil & Gas Leases

Part 1: Alaska North Slope Oil and Gas Leases

The Company currently owns a 100% working interest (a net revenue interest of 78.33%) of the record title under six (6) separate leases (the “Leases”) in the State of Alaska’s North Slope hydrocarbon province wherein we acquired the exclusive right to drill for, extract, remove, process and dispose of oil and natural gas and associated substances.  The parcels subject to the North Slope Leases acquired by the Company constitute an aggregate total of 18,418 acres.  The initial primary term of each Lease begins on February 1, 2007 and expires on January 31, 2012, unless it is extended for production or as otherwise provided under the terms of the Lease.

The Company must pay annual rental to the State of Alaska in accordance with the following rental schedule:

•	for the first year, $1.00 per acre or fraction of an acre, which results in aggregate annual rent of $18,418;

•	for the second year, $1.50 per acre or fraction of an acre, which results in aggregate annual rent of $27,627;

•	for the third year, $2.00 per acre or fraction of an acre, which results in aggregate annual rent of $36,836;

•	for the fourth year, $2.50 per acre or fraction of an acre, which results in aggregate annual rent of $46,045; and

•	for the fifth year and following years, $3.00 per acre or fraction of an acre, which results in aggregate annual rent of $55,254;

Consequently, the Company will incur significant expenses regardless of our success in exploring for oil and gas on these leases.  The State of Alaska may increase the annual rental rate as provided by law if the North Slope Leases are extended beyond the primary term.

The total purchase price for the North Slope Leases was $621,608, which has been paid in full.  As part of the transfer, the sellers (Samuel H. Cade and Daniel K. Donkel) reserved an overriding royalty interest equal to 5% of 8/8ths, in addition to the 16.67% royalty interest reserved by the State of Alaska, which will apply to all renewals and extensions of the North Slope Leases. The application for assignment of the North Slope Leases to the Company was completed and submitted to the State of Alaska Department of Natural Resources on November 14, 2008.

Part 2: Comego Mineral Claims, British Columbia, Canada

Prior to its pursuit of the Alaska North Slope Leases, the Company’s principal asset was a 100% undivided interest in the Cheryl Comego mineral claims (12 units) located in the Province of British Columbia, Canada, referred to as the “Comego Property,” consisting of an area of approximately 630 acres located at the headwaters of the Chemainus River, approximately 20 miles east of the City of Nanaimo, on Vancouver Island. On April 18, 2008, as a result of the Company’s decision to proceed with the acquisition of the North Slope Leases, the Company allowed its interests in the Comego Property, which were held by our wholly-owned British Columbia subsidiary, CMBS Explorations Inc., to lapse in order to avoid the need for further expenditures. As a result, the Company no longer has any rights to the minerals on the Comego Property

Note 4    Loan Payable

A consultant to the Company has advanced $59,935, of which $5,784 remains outstanding at September 30, 2008.  The loan is repayable on demand, unsecured and bears an interest rate of 8% per annum.

Note 5    Common Stock and Warrants

On May 5, 2008, the Company approved a 4 to 1 forward split of the Company’s common stock, which has been recorded retroactively on the balance sheets, the statements of operations and notes to the financial statements.  On March 20, 2008, the controlling shareholders of the Company agreed to surrender for cancellation 60,000,000 shares (post-split) in connection with the acquisition of shares by new investors.  All references in the accompanying financial statements to the number of shares of common stock and loss per share have been retroactively restated to reflect the stock split.

During the years ended September 30, 2008, and 2007, the Company issued 2,145,000 and -0- warrants, respectively, to investors in connection with private placements of the Company’s common stock, which have exercise prices ranging from $0.35 to $1.00 per share.  The warrants can be exercised at any time and expire at various dates from April 14, 2011 through September 29, 2011.

As of September 30, 2008, none of the total warrants issued for private placements have been exercised; none have been forfeited; none have expired; and 2,145,000 remain outstanding, all of which are vested and exercisable.  At September 30, 2008, the remaining weighted average contractual life was approximately 2.7 years.

The following is a summary of warrants issued in connection with stock offerings:

	2008		2007
	Number of Shares	Weighted average exercise price	Number of Shares	Weighted average exercise price
Outstanding, beginning of year	-	-	-	-
Issued	2,145,000	$0.68	-	-
Exercised	-	-	-	-
Expired	-	-	-	-

Outstanding, end of year	2,145,000	$0.68	-	-

Warrants exercisable at end of year	2,145,000	$0.68	-	-

Private Placements

On April 15, 2008, the Company issued 600,000 common shares at $0.25, along with warrants for the purchase of 600,000 shares of common stock at an exercise price of $0.35 each, exercisable at any time and which expire April 14, 2011, to one non-affiliated non-U.S. person for total proceeds of $150,000.

On May 22, 2008, the Company issued 500,000 common shares at $0.50, along with warrants for the purchase of 500,000 shares of common stock at an exercise price of $0.70 each, exercisable at any time and which expire May 21, 2011, to one non-affiliated non-U.S. person for total proceeds of $250,000.

On June 4, 2008, the Company issued 300,000 common shares at $0.50, along with warrants for the purchase of 300,000 shares of common stock at an exercise price of $0.70 each, exercisable at any time and which expire June 3, 2011, to one non-affiliated non-U.S. person for total proceeds of $150,000.

On July 31, 2008, the Company issued 430,000 common shares at $0.70, along with warrants for the purchase of 430,000 shares of common stock at an exercise price of $1.00 each, exercisable at any time and which expire July 31, 2011, to one non-affiliated non-U.S. person for total proceeds of $301,000.

On August 12, 2008, the Company subscribed 115,000 common shares at $0.70, along with warrants for the purchase of 115,000 shares of common stock at an exercise price of $1.00 each, exercisable at any time and which expire August 12, 2011, to one non-affiliated non-U.S. person for total proceeds of $80,500.

On September 29, 2008, the Company subscribed 200,000 common shares at $0.50, along with warrants for the purchase of 200,000 shares of common stock at an exercise price of $0.75 each, exercisable at any time and which expire September 29, 2011, to one non-affiliated non-U.S. person for total proceeds of $100,000.

As at September 30, 2008, there were no outstanding stock options.

Note 6    Contractual Obligations

The Company has no significant commitments or contractual obligations with any parties respecting executive compensation, consulting arrangements or other matters, except as disclosed.  Rental of its premises in The Woodlands, Texas is $2,500 per month pursuant to a Services Agreement, which expires October 31, 2009.

Note 7    Income Taxes

The significant components of the Company's deferred tax assets are as follows:

a) Income Tax Provision

The provision for income taxes differs from the result that would be obtained by applying the statutory income tax rate of 34% to income before income taxes. The difference results from the following item:

	October 1, 2007 to September 30, 2008	October 1, 2006 to September 30, 2007

Computed benefit of income taxes at statutory rate	$204,000	$(20,749)
Increase in valuation allowance	$(204,000)	$20,749

Income tax provision	$-	$-

b) Significant component of the Company's deferred income tax assets are as follows:

	September 30, 2008		September 30, 2007
Deferred income tax assets		$239,000	$20,749
Valuation allowance		$(239,000)	$(20,749)

Net deferred tax assets	$		$0

c) The Company has incurred operating losses of approximately $712,698, which, if unutilized, will expire through to 2028. Subject to certain restrictions, the Company has mineral property expenditures of $9,699 available to reduce future taxable income. Future tax benefits, which may arise as a result of these losses and mineral property expenditures, have not been recognized in these financial statements, and have been offset by a valuation allowance.

Note 8    Subsequent Events

On November 11, 2008, the Company issued 280,000 common shares at $0.25, along with warrants for the purchase of 280,000 shares of common stock at an exercise price of $0.45 each, exercisable at any time and which expire November 12, 2011, to one non-affiliated non-U.S. person for total proceeds of $70,000.

On December 3, 2008, the Company issued 466,667 common shares at $0.15, along with warrants for the purchase of 466,667 shares of common stock at an exercise price of $0.30 each, exercisable at any time and which expire December 3, 2011, to one non-affiliated non-U.S. person for total proceeds of $70,000.

ITEM 9.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On October 19, 2007, we received a notice dated October 6, 2007 that Telford Sadovnick, P.L.L.C. ("Telford Sadovnick"), our independent public accountants, resigned as our auditors. Telford Sadovnick stated that they were resigning as our independent auditor due to the fact that Telford Sadovnick had withdrawn its registration with the Public Company Accounting Oversight Board and is no longer able to audit United States issuers of securities.

Telford Sadovnick's reports on our financial statements for the period from October 12, 2005 (inception) to September 30, 2006 did not contain an adverse opinion or disclaimer of opinion, nor were they modified or qualified as to uncertainty, audit scope or accounting principles, with the exception of a statement regarding the uncertainty of our ability to continue as a going concern.

During the period from October 12, 2005 (inception) to September 30, 2006 and any subsequent interim period up to and including the date of resignation, there were no disagreements between the Company and Telford Sadovnick on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Telford Sadovnick, would have caused it to make reference to the subject matter of the disagreement in connection with Telford Sadovnick's report for the financial statements for the past year and any subsequent interim period up to and including to the date of Telford Sadovnick's resignation as our independent auditors.

On October 29, 2007 our Board of Directors appointed LBB & Associates Ltd., LLP ("LBB") as our new independent registered public accounting firm following the resignation of Telford Sadovnick. Prior to its appointment as independent accountants, we did not consult LBB on any of the matters referenced in Item 304(a)(2) of Regulation S-B.

ITEM 9A(T).     CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

Internal Controls over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management overrides. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

Currently, management and Board review are being utilized to mitigate the risk of material misstatement in financial reporting, and also to ensure that existing internal controls remain effective. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2008.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

There has been no change in our internal controls over financial reporting during our most recent fiscal year that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met.  The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B.          OTHER INFORMATION.

Adoption of Code Of Ethics

On January 15, 2008, we adopted a Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer, Corporate Controller and certain other finance executives, which is a "code of ethics" as defined by applicable rules of the SEC.  Each director and officer of the Corporation must comply with the letter and spirit of the Code of Ethics.  This purpose of the Code of Ethics is to:

•	focus the Board of Directors and each director and officer on areas of ethical risk;

•	provide guidance to directors to help them recognize and deal with ethical issues;

•	provide mechanisms to report unethical conduct; and

•	help foster a culture of honesty and accountability.

PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our executive officers, directors and their ages and titles as of September 30, 2008 are as follows:

Name	Age	Position

Alvaro Vollmers	35	Director, Secretary, Treasurer and Chief Financial Officer
Andrew S. Harper	57	Director, President and Chief Executive Officer

Set forth below is a brief description of the background and business experience of our executive officers and directors:

Alvaro Vollmers is an investor in the Company who agreed to become a part-time consultant for the Company and serve as our Chief Financial Officer, Secretary and Treasurer beginning on March 12, 2008.  In addition from March 12, 2008 to September 15, 2008, Mr. Vollmers served as our Chief Executive Officer and President.  Mr. Vollmers has served as a member of our Board of Directors since April 1, 2008.  Mr. Vollmers holds a Master of Business Administration degree from the London Business School.  From July 2003 to July 2004, Mr. Vollmers was an independent consultant for a small beverages producer.  Between August 2004 and July 2006, Mr. Vollmers worked as a project management consultant, project manager and project management supervisor at the Ministry of Economy and Finance for the Republic of Peru.  His tasks included the supervision of two project managers who were in charge of the financial and operation management of various multi-sector technical assistance projects.  These projects were partially financed by the World Bank, the Inter-American Development Bank and the Japan Social Development Fund.  From July 2006 to July 2007, Mr. Vollmers served as manager in charge of marine and aviation insurance at Pacifico Seguros.

Andrew S. Harper was appointed by our Board of Directors effective September 15, 2008 to serve as President and Chief Executive Officer.  Mr. Harper has served as a member of our Board of Directors since September 15, 2008.  Prior to joining the Company, Mr. Harper was President, International Division and Chief Geologist of China-based MI Energy Corporation ("MIE").  From 1979 until his employment with MIE in 2001, Mr. Harper held various positions with ARCO (1979-2000), and acted as an independent consultant (2000-2001) advising clients on geological aspects of petroleum exploration and development projects.  Mr. Harper obtained his Bachelor of Arts (Cum Laude, with highest honors) from Williams College, Williamstown, Massachusetts, and his Master of Science in Geological Sciences from the University of Southern California, Los Angeles, California.  Additionally, he is certified by the Texas Board of Professional Geoscientists and the American Association of Petroleum Geologists.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our Bylaws.  Our officers are appointed by our Board of Directors and hold office until they resign, retire or are removed by the Board.

Significant Employees

We have no significant employees other than Mr. Harper as of the date of this Annual Report. Alvaro Vollmers acts solely in the capacity of a consultant to the Company, and once we begin to generate sufficient revenues, we will seek a full-time employee to serve as our principal financial officer.  We conduct our business largely through the utilization of consultants, including Mr. Vollmers.

Committees of the Board of Directors

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board of Directors.  As such, Messrs. Vollmers and Harper act in those capacities.

Audit Committee Financial Expert

Messrs. Vollmers and Harper are the only directors of the Company and neither qualifies as an "audit committee financial expert." We believe that the cost related to retaining such a financial expert at this time is prohibitive. Further, because we are in the exploration stage of our business operations, we believe the services of an audit committee financial expert are not warranted at this time.

Code of Ethics

We adopted a Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer, Corporate Controller and certain other finance executives, which is a "code of ethics" as defined by applicable rules of the SEC.

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the "Reporting Persons"), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish us with copies of all forms they file pursuant to Section 16(a). Based on our review of the copies of such forms received by us, we believe that during the fiscal year ended September 30, 2008 all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

ITEM 11.          EXECUTIVE COMPENSATION.

Summary Compensation Table

The only compensation earned by our executive officers and directors during the fiscal year ended September 30, 2008 was $6,040 earned by Andrew S. Harper.  Neither Lubow Klauser nor Alvaro Vollmers received any compensation from the Company for the fiscal year ended September 30, 2008.

Outstanding Equity Awards at Fiscal Year End

As at September 30, 2008, we did not have any outstanding equity awards.

Employment Contracts

We have no written employment contracts, termination of employment or change-in-control arrangements with any of our executive officers or directors as of the fiscal year ended September 30, 2008.  The Company's President and Chief Executive Officer, Andrew S. Harper, is an employee at will and the parties continue to negotiate an agreement and intend to enter into a formal agreement once all terms of the agreement have been reached.

On October 26, 2008, we entered into an Independent Contractor Agreement with Mr. Vollmers, which provides for him to serve as our Chief Financial Officer, Secretary and Treasurer.  The agreement has an initial term beginning October 26, 2008 and ending December 31, 2008 at a contract rate of $7,000 per month, and the agreement automatically renews for consecutive 90-day periods unless terminated by 30 days written notice from either party.  On December 29, 2008, Mr. Vollmers agreed to reduce his contract rate to $5,000 per month effective January 1, 2009.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

As of January 13, 2009, the Company has entered into a verbal agreement with Andrew S. Harper, its Chief Executive Officer and President, whereby it has agreed to award Mr. Harper 6 million shares of common stock of the Company.  See Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Securities Authorized for Issuance under Equity Compensation Plans, beginning on page 9.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of January 13, 2009 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities; (ii) each of our directors; (iii) each of our named executive officers; and (iv) officers and directors as a group.  Unless otherwise indicated, the shareholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
DIRECTORS AND EXECUTIVE OFFICERS

Common Stock	Alvaro Vollmers Chief Financial Officer, Secretary & Treasurer, Director	8,000,000 Shares Direct	11%

Common Stock	All Directors and Executive Officers as a Group (1 person)	8,000,000 Shares Direct	11%

5% STOCKHOLDERS

Common Stock	Alvaro Vollmers Chief Financial Officer, Secretary & Treasurer, Director	8,000,000 Shares Direct	11%

Common Stock	John Graham Rhoden	32,000,000 Shares Direct	44%

Notes:

(1) Based on 72,960,267 shares of our common stock issued and outstanding as of January 13, 2009. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on January 13, 2009.

CHANGE IN CONTROL

We are not aware of any arrangement that might result in a change in control in the future.

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as described below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than noted in this section:

•	any of our directors or officers;

•	any person proposed as a nominee for election as a director;

•	any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

•	any of our promoters; and

•	any relative or spouse of any of the foregoing persons who has the same house as such person.

On October 19, 2005, we issued 25,000,000 shares of common stock to our sole executive officer and sole director at that time, Lubow Klauser, at a price of $0.001 per share.  The shares were issued pursuant to Section 4(2) of the Securities Act and were restricted shares as defined in the Securities Act.  On March 20, 2008, Ms. Klauser entered into share transfer agreements (as amended on April 1, 2008, the "Share Transfer Agreements"), with each of Alvaro Vollmers, who is currently serving as an executive officer and director of the Company, and John Graham Rhoden.  On April 1, 2008, pursuant to the terms of the Share Transfer Agreements, Ms. Klauser sold 2,000,000 pre-split shares of our common stock to Mr. Vollmers and 8,000,000 pre-split shares of our common stock to Mr. Rhoden in consideration of the payment of $20,000 and $80,000, respectively.

Also on April 1, 2008, pursuant to the terms of a share cancellation agreement dated March 20, 2008 between Ms. Klauser and the Company, Ms. Klauser surrendered for cancellation 15,000,000 pre-split shares of our common stock held by her.

Director Independence

Quotations for our common stock are entered on the OTCBB inter-dealer quotation system, which does not have director independence requirements. For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15).  Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation.  Messrs. Harper and Vollmers act as our directors and as our executive officers.  As such, we do not have any independent directors.

ITEM 14.           PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended September 30, 2008 and September 30, 2007 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements, which included our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods, were as follows:

	Year Ended September 30, 2008	Year Ended September 30, 2007
Audit Fees	$11,200	$23,150
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$11,200	$23,150

ITEM 15.             EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation.(1)
3.2	Bylaws, as amended.(1)
10.1	Purchase Agreement - North Slope Leases.(2)
10.2	Share Cancellation Agreement.(3)
10.3	Share Transfer Agreement.(4)
11.1	Independent Contractor Agreement, dated as of October 26, 2008, between the Registrant and Alvaro Vollmers.
11.2	Amendment to Independent Contractor Agreement, dated as of December 29, 2008, between the Registrant and Alvaro Vollmers.
14.1	Code of Ethics. (5)
21.1	List of Subsidiaries.
31.1	Certifications of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to our Registration Statement on Form SB-2, as filed with the Securities and Exchange Commission on November 21, 2006.
(2)	Previously filed as an exhibit to our Form 8-K, as filed with the Securities and Exchange Commission on April 24, 2008.
(3)	Previously filed as an exhibit to our Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2008.
(4)	Previously filed as exhibits to our Forms SC 13D, as filed with the Securities and Exchange Commission on April 24, 2008 and May 9, 2008.
(5)	Previously filed as an exhibit to our Form 10-KSB for the year ended September 30, 2007, as filed with the Securities and Exchange Commission on January 15, 2008.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BALD EAGLE ENERGY INC.

Date: January 13, 2009	By:	/s/ Andrew S. Harper
ANDREW S. HARPER
Chief Executive Officer, President
Director
(Principal Executive Officer)

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALD EAGLE ENERGY INC.

Date: January 13, 2009	By:	/s/ Alvaro Vollmers
ALVARO VOLLMERS
Chief Financial Officer, Secretary and Treasurer
Director
(Principal Financial Officer and Principal Accounting Officer)