Form 10-Q
period 2008-12-31
BALD EAGLE ENERGY INC.
filed 2009-02-23
CIK 1373952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

COMMISSION FILE NUMBER 000-52565

BALD EAGLE ENERGY INC.
(Exact name of registrant as specified in its charter)

NEVADA	72-1619354
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21 Waterway Avenue, Suite 300
The Woodlands, TX 77380
(Address of principal executive offices)

(281) 362-2821
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of February 17, 2009, the issuer had 72,960,267 shares of common stock outstanding.

Page

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets as of December 31, 2008 (unaudited) and September 30, 2008	2

Statements of Operations for the three months ended December 31, 2008 and 2007, and for the period from inception through December 31, 2008 (unaudited)	3

Statements of Cash Flows for the three months ended December 31, 2008 and 2007, and for the period from inception through December 31, 2008 (unaudited)	4

Notes to the Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures About Market Risks	16

Item 4. Controls and Procedures	16

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3. Defaults Upon Senior Securities	17

Item 4. Submission of Matters to a Vote of Security Holders	17

Item 5. Other Information	17

Item 6. Exhibits	18

SIGNATURES	19

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BALD EAGLE ENERGY INC.
(An Exploration Stage Company)
BALANCE SHEETS

	(Unaudited) December 31, 2008	September 30, 2008
ASSETS
Current
Cash	$4,460	$47,170
Prepaid	6,045	—
Total current assets	10,505	47,170
Oil & gas rights	621,608	621,608
Total Assets	$632,113	$668,778

LIABILITIES
Current
Accounts payable	$341,583	$234,994
Loan payable – related party	—	5,784
Accrued liabilities	17,998	9,027
Total current liabilities	359,581	249,805

Total Liabilities	359,581	249,805

STOCKHOLDER'S EQUITY
Capital Stock
Authorized:
400,000,000 common voting stock, $0.001 par value
100,000,000 preferred stock, $0.001 par value
Issued and outstanding:
72,960,267 and 71,898,600 common shares, respectively	72,961	71,899
Additional paid-in-capital	1,198,710	1,059,772
Deficit accumulated during the exploration stage	(999,139)	(712,698)

Total Stockholders’ Equity	272,532	418,973

Total Liabilities and Stockholders’ Equity	$632,113	$668,778

The accompanying notes form an integral part of these financial statements.

BALD EAGLE ENERGY INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

For the three months ended December 31, 2008 and 2007 and for the period
October 12, 2005 (Inception) to December 31, 2008
(Unaudited)

	Three months ended December 31, 2008	Three months ended December 31, 2007	October 12, 2005 (Inception) to December 31, 2008

Expenses
General and administrative	$286,441	$9,942	$981,940
Mineral property acquisition and exploration costs	—	—	17,199

Net loss	$286,441	$9,942	$999,139

Basic loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	72,292,115	130,068,600

The accompanying notes form an integral part of these financial statements.

BALD EAGLE ENERGY INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

For the three months ended December 31, 2008 and 2007 and for the period
October 12, 2005 (Inception) to December 31, 2008
(Unaudited)

	Three months ended December 31, 2008	Three months ended December 31, 2007	October 12, 2005 (Inception) to December 31, 2008

Cash provided by (used in)

Operating Activities:
Net loss	$(286,441)	$(9,942)	$(999,139)
Add: Impairment of mineral property	—	—	9,699
Change in operating assets and liabilities:
Prepaid expense	(6,045)	(3,000)	(6,045)
Accounts payable and accrued liabilities	106,589	(1,480)	341,583
Accrued liabilities	8,971	—	17,998

Cash used in operating activities	(176,926)	(14,422)	(635,904)

Investing Activities:
Mineral property acquisition and exploration costs	—	—	(9,699)
Lease acquisitions	—	—	(621,608)

Cash used in investing activities	—	—	(631,307)

Financing Activities:
Payments on loan payable – related party	(5,784)	—
Issuance of common stock for cash	140,000	—	1,271,671

Cash provided by financing activities	134,216	—	1,271,671

Net increase (decrease) in cash	(42,710)	(14,422)	4,460

Cash, beginning of the period	47,170	14,504	—

Cash, end of the period	$4,460	$82	$4,460

The accompanying notes form an integral part of these financial statements.

BALD EAGLE ENERGY INC.
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
December 31, 2008

(Unaudited)

Note 1	Interim Reporting and Continuance of Operations

While the information presented in the accompanying interim three month financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, result of operations and cash flows for the interim periods presented. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the Company’s September 30, 2008 annual financial statements.

Operating results for the three-month period ended December 31, 2008 are not necessarily indicative of the results that can be expected for the year ending September 30, 2009.

The interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  However, at December 31, 2008, the Company had not yet achieved profitable operations, had accumulated losses of $999,139 since its inception and expected to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but believes that the Company will be able to obtain additional funds through additional private equity financing and/or related party advances; however, there is no assurance that additional funding will be available.

Note 2	Alaska North Slope leases

On April 18, 2008, the Company entered into an agreement for the exclusive oil and gas rights under certain leases in the State of Alaska. The total consideration was $621,608, which was payable in stages  beginning with an initial payment on April 18, 2008. The lease assignments were exchanged on September 29, 2008, at which time the transaction was deemed to be closed.  Upon closing of the purchase agreement, the Company has been assigned the rights to a 100% working interest (representing a net revenue interest of 78.33%) under six (6) separate oil and gas leases (the “North Slope Leases”) located in the State of Alaska’s North Slope hydrocarbon province, which include the exclusive right to drill for, extract, remove, process and dispose of oil and natural gas and associated substances.  The parcels subject to the North Slope Leases acquired by the Company constitute an aggregate total of 18,418 acres.  The initial primary term of each Lease begins on February 1, 2007 and expires on January 31, 2012, unless it is extended for production or as otherwise provided under the terms of the Lease. The Company is still in the process of completing the final actions related to the transfer of the North Slope Leases by the State of Alaska, as discussed further below.

BALD EAGLE ENERGY INC.
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
December 31, 2008

(Unaudited)

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

Our local representatives in Alaska have been working closely with that state’s Department of Natural Resources in order to complete the transfers of the North Slope Leases since the November 14 closing.  We were previously told that our transfer application was effective and had been completed; however, on January 29, 2009 we received a request from Alaska’s Department of Natural Resources for detailed information regarding Bald Eagle’s ability to explore and develop the North Slope Leases.  Our local representatives have continued working with the state on satisfying any requests for additional information, which we understand is not unusual for the state to request from companies that have not previously owned leasehold interests in the state, such as our company.  We believe that we have provided all the information requested by the state, and that this process is primarily ministerial in nature and will not adversely impact our ownership and development of the North Slope Leases.  We hope to complete the state’s review process within the next quarter.  In the meantime, Bald Eagle has paid the first annual rental fees due under the North Slope Leases to the State of Alaska, which provided Bald Eagle receipts for same in the first week of February, and we are continuing our plans to raise capital to develop the North Slope Leases.

The Company must pay annual rental to the State of Alaska in accordance with the following rental schedule:

•	for the first year, $1.00 per acre or fraction of an acre, which results in aggregate annual rent of $18,418;

•	for the second year, $1.50 per acre or fraction of an acre, which results in aggregate annual rent of $27,627;

•	for the third year, $2.00 per acre or fraction of an acre, which results in aggregate annual rent of $36,836;

•	for the fourth year, $2.50 per acre or fraction of an acre, which results in aggregate annual rent of $46,045; and

•	for the fifth year and following years, $3.00 per acre or fraction of an acre, which results in aggregate annual rent of $55,254.

Consequently, the Company will incur significant expenses regardless of our success in exploring for oil and gas on these leases.  The State of Alaska may increase the annual rental rate as provided by law if the North Slope Leases are extended beyond the primary term.

BALD EAGLE ENERGY INC.
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
December 31, 2008

(Unaudited)

Note 3	Share Capital

On November 12, 2008, the Company issued 280,000 common shares at $0.25, along with warrants for the purchase of 280,000 shares of common stock at an exercise price of $0.45 each, exercisable at any time and which expire November 12, 2011, to one non-affiliated non-U.S. person for total proceeds of $70,000.

On December 3, 2008, the Company issued 466,667 common shares at $0.15, along with warrants for the purchase of 466,667 shares of common stock at an exercise price of $0.30 each, exercisable at any time and which expire December 3, 2011, to one non-affiliated non-U.S. person for total proceeds of $70,000.

In the first quarter of fiscal 2009, the Company caused its transfer agent to issue and deliver certificates for 315,000 shares related to financings completed in fiscal 2008 (September 29, 2008 and August 12, 2008). Although the Company completed those transactions in fiscal 2008, due to an administrative error the certificates were not issued and the shares were not included in the transfer agent's final tally for the year ended September 30, 2008. The shares and related warrants are being treated for legal purposes as being issued on the respective closing dates of August 12, 2008 (115,000) and September 29, 2008 (200,000), in accordance with the relevant subscription documents.

There were 2,891,667 warrants outstanding and exercisable as of December 31, 2008. These warrants had exercise prices ranging from $0.35 to $1.00 per share, and an average remaining life of approximately 2.5 years.

Note 4	Loan Payable

A consultant to the Company advanced $59,935 in prior periods, which has been paid in full as of December 31, 2008.

Note 5	Contractual Obligations

Rental of the Company’s premises in The Woodlands, Texas is $2,500 per month pursuant to a Services Agreement, which expires October 31, 2009. The Company rents a virtual office at 2911 Turtle Creek Boulevard, Suite 300, Dallas, Texas, on a month-to-month basis pursuant to an Office and Services Agreement that expires March 31, 2009, at a cost of approximately $238 per month.  Additionally, the Company rents a virtual office in Anchorage, Alaska on a month-to-month term, at a cost of approximately $224 per month

Note 6	Subsequent events

On January 29, 2009, the Company subscribed 500,000 common shares at $0.10, along with warrants for the purchase of 500,000 shares of common stock at an exercise price of $0.17 each, exercisable at any time and which expire January 29, 2012, to one non-affiliated non-U.S. person for total proceeds of $50,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements”. These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our periodic reports filed with the SEC pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”).

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

North Slope Leases

We are an exploration stage company engaged in the acquisition, exploration and development of oil and natural gas properties and prospects.  We recently acquired the rights to a 100% working interest (representing a net revenue interest of 78.33%) on an aggregate 18,418 acres located within the State of Alaska's North Slope hydrocarbon province under six (6) separate leases (the "North Slope Leases").  We acquired our interest in the North Slope Leases under the terms of a purchase agreement we entered into on April 18, 2008 (the "Purchase Agreement").  We closed the purchase and sale of the North Slope Leases on September 29, 2008; however, we are still in the process of providing information to the states’ Department of Natural Resources in order to complete the process of transferring title to the North Slope Leases.  We anticipate the State of Alaska completing its inquiry and effecting the transfers within the next quarter. See Note 2 to the Interim Financial Statements.

The North Slope Leases give the lessee the exclusive right to drill for, extract, remove, process and dispose of oil and natural gas and associated substances in the geographic areas covered by these leases, subject to their terms.  The initial primary term of each North Slope Lease begins on February 1, 2007 and expires on January 31, 2012, unless it is extended for production or as otherwise provided under the terms of that lease.

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

We changed the Company's focus to oil and gas explorations and began the process of acquiring the Alaska North Slope Leases on April 18, 2008 and, due to our investments in this effort, we have experienced losses since that time. As at December 31, 2008, we have a working capital deficit of $349,076.  During the fiscal quarter ended December 31, 2008, we completed two separate financings in which an aggregate 746,667 shares and warrants for an equal number of shares were sold for proceeds of $140,000.

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

RISK FACTORS

If we do not obtain additional financing, our business will fail.

Our operating funds are not sufficient to meet the anticipated costs of completing our exploration program on the North Slope Leases. Therefore, we will need to obtain additional financing in order to complete our full business plan.  As of December 31, 2008, we had cash on hand in the amount of $4,460. We have not earned any income since our inception. Our plan of operation calls for significant expenses in connection with the exploration of our oil and natural gas leases.

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

We have accrued net losses of $999,139 for the period from our inception on October 12, 2005 to December 31, 2008, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of oil and natural gas leases.

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

Our only assets consist of our rights in the North Slope Leases, and the success of our business depends solely on our ability to commercially develop our interests in the North Slope Leases.  If we lose our interests in the North Slope Leases or are unable to develop those interests to a sufficient degree, our business may fail.

Currently, our principal assets consist of our rights to the North Slope Leases, and we have allocated substantially all of our available working capital to the acquisition of those rights under the purchase agreement we entered into in April 2008.  Because we have no other source of revenues at this time, our ability to generate revenues depends entirely on our successful development of the North Slope Leases.  If we are unable to explore and develop those properties in commercial quantities, or if our interests in those leases are revoked or limited in any significant way, then our business is likely to fail.

On January 29, 2009 we received a request from Alaska’s Department of Natural Resources for detailed information regarding Bald Eagle’s ability to explore and develop the North Slope Leases.  Although we have completed the acquisition of the North Slope Leases under the related purchase agreement, the State of Alaska has the power to invalidate the transfer of the North Slope Leases to the Company, if it is not satisfied with the information provided during this recent inquiry.  We believe that the state has been provided sufficient information to satisfy its request and that the review by the state will not adversely impact the Company’s ownership and development of the North Slope Leases.  However, if the state were to revoke the transfer of the North Slope Leases or in any other manner limit the Company’s ability to explore or develop those properties, then it would have a material adverse impact on the Company and the Company’s stockholders could lose the value of their investment in the Company.  In addition, the Company is required to make annual rental payments in order to maintain the effectiveness of the North Slope Leases.  If the Company is unable to generate sufficient funds through operations or future investments to make those minimum rental payments, then it could lose its interest in some or all of the North Slope Leases, which could have a material adverse impact on the Company and the Company’s stockholders could lose the value of their investment in the Company.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2008 and 2007

The following table presents certain items included in the Company’s consolidated statements of operations for the three months ended December 31, 2008 and 2007, a copy of which are included in this Quarterly Report on Form 10-Q, and the percentage change from the prior period.  All such data should be read only in conjunction with, and are qualified in their entirety by reference to, our consolidated financial statements and accompanying notes:

	December 31
	2008	2007	Percentage Increase / Decrease
Expenses	(286,441)	(9,942)	2,781%

Net Loss	(286,441)	(9,942)	2,781%

Revenues

We have not earned any revenues to date. We do not anticipate earning revenues from our oil and gas exploration activities in the near future.

Operating Expenses

Our operating expenses for the relevant periods consisted of the following:

	December 31
	2008	2007	Percentage Increase / Decrease
General & Administrative	$286,441	$9,942	2,781%

Total Operating Expenses	$286,441	$9,942	2,781%

We anticipate our operating expenses will increase as we undertake our exploration program for the North Slope Leases.  We anticipate our accounting and legal expenses will also increase as a result of our ongoing reporting requirements under the Exchange Act.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
	December 31, 2008	September 30, 2008	Percentage Increase / (Decrease)
Current Assets	$10,505	$47,170	(77)%
Current Liabilities	(359,581)	(249,805)	44%
Working Capital (Deficit)	$(349,076)	$(202,635)	72%

Cash Flows	Three Months Ended
	December 31, 2008	December 31, 2007
Cash Flows Used In Operating Activities	$(176,926)	$(14,422)
Cash Flows Used in Investing Activities	—	—
Cash Flows Provided By Financing Activities	134,216	—
Net Decrease In Cash During Period	$(42,710)	$(14,422)

The decrease in our working capital at December 31, 2008 from September 30, 2008, and the increase in our cash used during the three months ended December 31, 2008, from the comparable period ended December 31, 2007 are primarily attributable to: (i) expenses incurred in connection with increased general & administrative from hiring a full-time CEO, associated rental of premises, and consulting expenses associated with the preliminary work related to our development of the North Slope Leases, as well as increased requirements of legal, accounting and investor relations services; and (ii) from the fact that we had no revenue during the three months ended December 31, 2008.

During the three months ended December 31, 2008, our sole source of financing came in the form of two private placements of the Company’s shares in the amount of $70,000 each, which were completed on November 12 and December 3, 2008.

The Company received certain marketing services from a media marketing consulting agency as part of the development of the Company's initial marketing campaign. The amount was accrued for as of December 31, 2008. As of February 19, 2009, the Company still owes this vendor $169,000. The Company has agreed to pay the vendor $10,000 on January 16, 2009, and $22,714 on each of February 10, March 10, April 10, May 10, June 10, July 10 and August 10, 2009.

Future Financings

As of the date of this Quarterly Report, we had cash on hand in the amount of $4,460.  We will require additional financing to sustain our business operations if we are not successful in exploring and developing our leased properties and earning revenues.  We currently do not have any arrangements for financing and we may not be able to obtain financing when required.  Obtaining additional financing would be subject to a number of factors, including the various items referenced in “Risk Factors” above.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information.  These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles.  In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at December 31, 2008 and for all periods presented in the attached financial statements, have been included.  Interim results for the three month period ended December 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

Our significant accounting policies are disclosed in the notes to our audited financial statements for the year ended September 30, 2008 included in our Annual Report on Form 10-K filed with the SEC on January 13, 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On November 12, 2008, we completed a private placement to one investor of 280,000 units at a price of $0.25 per post-split unit for total proceeds of $70,000.  Each unit is comprised of one share of our common stock and one share purchase warrant.  Each share purchase warrant will entitle the holder to purchase one additional post-split share of our common stock at a price of $0.45 per share for a period ending November 12, 2011.  This private placement was completed pursuant to the provisions of Regulation S promulgated under the Securities Act.  We did not engage in a distribution of this offering in the United States.  The investor represented that it was not a US person as defined in Regulation S, and has provided representations indicating that it was acquiring our securities for investment purposes only and not with a view towards distribution.

On December 3, 2008, we completed a private placement to one investor of 466,667 units at a price of $0.15 per post-split unit for total proceeds of $70,000.  Each unit is comprised of one share of our common stock and one share purchase warrant.  Each share purchase warrant will entitle the holder to purchase one additional post-split share of our common stock at a price of $0.30 per share for a period ending December 3, 2011.  This private placement was completed pursuant to the provisions of Regulation S promulgated under the Securities Act.  We did not engage in a distribution of this offering in the United States.  The investor represented that it was not a US person as defined in Regulation S, and has provided representations indicating that it was acquiring our securities for investment purposes only and not with a view towards distribution.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation.(1)
3.2	Bylaws, as amended.(1)
10.1	Purchase Agreement - North Slope Leases.(2)
10.2	Independent Contractor Agreement, dated as of October 26, 2008, between the Registrant and Alvaro Vollmers.(3)
10.3	Amendment to Independent Contractor Agreement, dated as of December 29, 2008, between the Registrant and Alvaro Vollmers. (3)
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to our Registration Statement on Form SB-2, as filed with the Securities and Exchange Commission on November 21, 2006.
(2)	Previously filed as an exhibit to our Form 8-K, as filed with the Securities and Exchange Commission on April 24, 2008.
(3)	Previously filed as an exhibit to our Form 10-K for the year ended September 30, 2008, as filed with the Securities and Exchange Commission on January 13, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALD EAGLE ENERGY INC.

Date:  February 23, 2009
By:  /s/ Andrew S. Harper

ANDREW S. HARPER
Chief Executive Officer, President
Director
(Principal Executive Officer)
Date:  February 23, 2009

By:  /s/ Alvaro Vollmers

ALVARO VOLLMERS
Chief Financial Officer, Secretary and Treasurer
Director
(Principal Financial Officer and Principal Accounting Officer)