Form 10-Q
period 2009-03-31
BALD EAGLE ENERGY INC.
filed 2009-05-20
CIK 1373952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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

(281) 362-2821
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☒ The registrant has not been phased into the Interactive Data reporting system.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 20, 2009, the issuer had 79,326,934 shares of common stock outstanding.

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets as of March 31, 2009 (unaudited) and September 30, 2008	1

Statements of Operations for the three and six months ended March 31, 2009 and 2008, and for the period from inception through March 31, 2009 (unaudited)	2

Statements of Cash Flows for the six months ended March 31, 2009 and 2008, and for the period from inception through March 31, 2009 (unaudited)	3

Notes to the Interim Financial Statements	4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures About Market Risks	16

Item 4. Controls and Procedures	16

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3. Defaults Upon Senior Securities	17

Item 4. Submission of Matters to a Vote of Security Holders	17

Item 5. Other Information	17

Item 6. Exhibits	18

SIGNATURES	19

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BALD EAGLE ENERGY INC.
(An Exploration Stage Company)
BALANCE SHEETS

	(Unaudited) March 31, 2009	September 30, 2008
ASSETS
Current
Cash	$2,850	$47,170
Prepaid	2,920	-
Total current assets	5,770	47,170
Oil & gas rights	621,608	621,608
Total Assets	$627,378	$668,778

LIABILITIES
Current
Accounts payable and accrued liabilities	$337,604	$244,021
Loan payable – related party	-	5,784
Total current liabilities	337,604	249,805

Total Liabilities	337,604	249,805

STOCKHOLDER'S EQUITY
Capital Stock
Authorized:
400,000,000 common voting stock, $0.001 par value
100,000,000 preferred stock, $0.001 par value
Issued and outstanding:
74,860,267 and 71,898,600 common shares, respectively	74,860	71,899
Additional paid-in-capital	1,386,811	1,059,772
Deficit accumulated during the exploration stage	(1,171,897)	(712,698)

Total Stockholders' Equity	289,774	418,973

Total Liabilities and Stockholders' Equity	$627,378	$668,778

The accompanying notes are an integral part of these financial statements.

BALD EAGLE ENERGY INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

For the three and six months ended March 31, 2009 and 2008, and for the period
October 12, 2005 (Inception) to March 31, 2009
(Unaudited)

	Three months ended March 31, 2009	Three months ended March 31, 2008	Six months ended March 31, 2009	Six months ended March 31, 2008	October 12, 2005 (Inception) to March 31, 2009
Expenses
General and administrative	$172,758	$28,357	$459,199	$38,299	$1,154,698
Mineral property acquisition and exploration costs	-				17,199
Net loss for the period	$172,758	$28,357	$459,199	$38,299	$1,171,897

Basic loss per share	$0.00	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	73,551,378	122,815,852	72,914,827	126,462,042

The accompanying notes are an integral part of these financial statements.

BALD EAGLE ENERGY INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

For the six months ended March 31, 2009 and 2008, and for the period
October 12, 2005 (Inception) to March 31, 2009
(Unaudited)

	Six months ended March 31, 2009	Six months ended March 31, 2008	October 12, 2005 (Inception) to March 31, 2009

Cash provided by (used in)

Operating Activities:
Net loss	$(459,199)	$(38,299)	$(1,171,897)
Add: Impairment of mineral property	-	-	9,699
Change in operating assets and liabilities:	-	-	-
Prepaid expense	(2,920)	-	(2,920)
Accounts payable and accrued liabilities	93,583	5,846	337,604

Cash used in operating activities	(368,536)	(32,453)	(827,514)

Investing Activities:
Mineral property acquisition and exploration costs	-	-	(9,699)
Oil & gas rights acquisitions	-	-	(621,608)

Cash used in investing activities	-	-	(631,307)

Financing Activities:
Proceeds from (payments on) loan payable – related party	(5,784)	20,000	-
Proceeds from issuance of common stock for cash	330,000	-	1,461,671

Cash provided by financing activities	324,216	20,000	1,461,671

Net increase (decrease) in cash	(44,320)	(12,453)	2,850

Cash, beginning of the period	47,170	14,504	-

Cash, end of the period	$2,850	$2,051	$2,850

Supplemental cash disclosures
Cash paid for interest	$1,555	$-	$1,555
Cash paid for taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

BALD EAGLE ENERGY INC.
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
March 31, 2009

(Unaudited)

Note 1	Interim Reporting and Continuance of Operations

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, result of operations and cash flows for the interim periods presented. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the Company's September 30, 2008 annual financial statements. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

Operating results for the three and six-month periods ended March 31, 2009 are not necessarily indicative of the results that can be expected for the year ending September 30, 2009.

The interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  However, at March 31, 2009, the Company had not yet achieved profitable operations, had accumulated losses of $1,171,897 since its inception and expected to incur further losses in the development of its business, all of which raises substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but believes that the Company will be able to obtain additional funds through additional private equity financing and/or related party advances; however, there is no assurance that additional funding will be available.

Note 2	Alaska North Slope leases

On April 18, 2008, the Company entered into an agreement for the exclusive oil and gas rights under certain leases in the State of Alaska. The total consideration was $621,608, which was payable in stages beginning with an initial payment on April 18, 2008. The lease assignments were  made effective as of September 29, 2008, which is when the transaction is treated as being closed, although the assignments were not delivered to the Company until November 14, 2008.  According to the terms of the purchase agreement, the Company was assigned the rights to a 100% working interest (representing a net revenue interest of 78.33%) under six (6) separate oil and gas leases (the "North Slope Leases") located in the State of Alaska's North Slope hydrocarbon province, which include the exclusive right to drill for, extract, remove, process and dispose of oil and natural gas and associated substances.  The parcels subject to the North Slope Leases acquired by the Company constitute an aggregate total of 18,418 acres.  The initial primary term of each North Slope Lease begins on February 1, 2007 and expires on January 31, 2012, unless it is extended for production or as otherwise provided under the terms of the applicable lease. As part of the transfer, the sellers (Samuel H. Cade and Daniel K. Donkel) reserved an overriding royalty interest equal to 5% of 8/8ths, in addition to the 16.67% royalty interest reserved by the State of Alaska, which will apply to all renewals and extensions of the North Slope Leases.

BALD EAGLE ENERGY INC.
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
March 31, 2009

(Unaudited)

The application for assignment of the North Slope Leases to the Company was completed and submitted to the State of Alaska Department of Natural Resources on November 14, 2008.  Our local representatives in Alaska worked closely with the State of Alaska's Department of Natural Resources (the "Alaska DNR") in order to complete all necessary steps to complete the transfers of the North Slope Leases.  On May 1, 2009, we received a letter from the Alaska DNR approving the assignments, and we subsequently recorded the Lease assignments at the Barrow Recording District.  The filing information for the North Slope Lease assignments is as follows:

North Slope Leases
(all recording references are to Official Records of the Barrow Recording District, Alaska)

Lease ADL	Assignor	Assignee	Lease Date	Recording Information
390947	Samuel H. Cade	Bald Eagle Energy Inc.	February 1, 2007	2009-000266-0
390947	Daniel K. Donkel	Bald Eagle Energy Inc.	February 1, 2007	2009-000267-0
390956	Samuel H. Cade	Bald Eagle Energy Inc.	February 1, 2007	2009-000268-0
390956	Daniel K. Donkel	Bald Eagle Energy Inc.	February 1, 2007	2009-000269-0
390987	Samuel H. Cade	Bald Eagle Energy Inc.	February 1, 2007	2009-000270-0
390987	Daniel K. Donkel	Bald Eagle Energy Inc.	February 1, 2007	2009-000271-0
390988	Samuel H. Cade	Bald Eagle Energy Inc.	February 1, 2007	2009-000272-0
390988	Daniel K. Donkel	Bald Eagle Energy Inc.	February 1, 2007	2009-000273-0
390989	Samuel H. Cade	Bald Eagle Energy Inc.	February 1, 2007	2009-000274-0
390989	Daniel K. Donkel	Bald Eagle Energy Inc.	February 1, 2007	2009-000275-0
390990	Samuel H. Cade	Bald Eagle Energy Inc.	February 1, 2007	2009-000276-0
390990	Daniel K. Donkel	Bald Eagle Energy Inc.	February 1, 2007	2009-000277-0

The Company must pay annual rental to the State of Alaska in accordance with the following rental schedule:

•	for the first year, $1.00 per acre or fraction of an acre, which results in aggregate annual rent of $18,418;

•	for the second year, $1.50 per acre or fraction of an acre, which results in aggregate annual rent of $27,627;

•	for the third year, $2.00 per acre or fraction of an acre, which results in aggregate annual rent of $36,836;

BALD EAGLE ENERGY INC.
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
March 31, 2009

(Unaudited)

•	for the fourth year, $2.50 per acre or fraction of an acre, which results in aggregate annual rent of $46,045; and

•	for the fifth year and following years, $3.00 per acre or fraction of an acre, which results in aggregate annual rent of $55,254.

During the application process, Bald Eagle paid the first annual rental fees due under the North Slope Leases to the State of Alaska, which provided Bald Eagle receipts confirming those payments in the first week of February.  We are continuing our plans to raise capital to develop the North Slope Leases.  Consequently, the Company will incur significant expenses regardless of our success in exploring for oil and gas on these leases.  The State of Alaska may increase the annual rental rate as provided by law if the North Slope Leases are extended beyond the primary term.

Note 3	Share Capital

During the three months ended December 31, 2008, the Company issued 746,667 common shares at prices between $0.15 and $0.25 per share, for proceeds of $140,000, along with warrants for the purchase of 746,667 shares of common stock at exercise prices between $0.30 and $0.45 per share and three year terms. The Company also issued 315,000 shares previously subscribed.

On January 29, 2009, the Company issued 500,000 common shares at $0.10, along with warrants for the purchase of 500,000 shares of common stock at an exercise price of $0.17 each, exercisable at any time and which expire January 29, 2012, to one non-affiliated non-U.S. person for total proceeds of $50,000.

On February 24, 2009, the Company issued 1,400,000 common shares at $0.05, along with warrants for the purchase of 1,400,000 shares of common stock at an exercise price of $0.13 each, exercisable at any time and which expire February 24, 2012, to one non-affiliated non-U.S. person for total proceeds of $70,000.

On March 17, 2009, the Company accepted subscriptions for 1,400,000 common shares at $0.05, along with warrants for the purchase of 1,400,000 shares of common stock at an exercise price of $0.08 each, exercisable at any time and which expire March 17, 2012, to one non-affiliated non-U.S. person for total proceeds of $70,000.

There were warrants for the purchase of 6,191,667 shares of common stock outstanding and exercisable as of March 31, 2009. These warrants had exercise prices ranging from $0.08 to $1.00 per share, and an average remaining life of approximately 2.6 years.

Note 4	Contractual Obligations

Rental of the Company's offices in The Woodlands, Texas is $2,500 per month pursuant to a Services Agreement, which expires October 31, 2009. The Company rents a virtual office at 2911 Turtle Creek Boulevard, Suite 300, Dallas, Texas, on a month-to-month basis pursuant to an Office and Services Agreement that expires March 31, 2009, at a cost of approximately $238 per month.  Additionally, the Company rents a virtual office in Anchorage, Alaska on a month-to-month term, at a cost of approximately $224 per month.

Note 5	Subsequent events

Andrew S. Harper resigned from our Board of Directors and as our President and Chief Executive Officer on March 31, 2009.  We subsequently entered into an Independent Contractor Agreement with Mr. Harper dated April 1, 2009, which provides for him to deliver executive management services to us from time to time in the role as a Chief Operating Officer of the Company.  The agreement has an initial term that ends on December 31, 2009, and it will renew for consecutive 90 day periods until it is terminated upon Mr. Harper's death or disability or upon notice from either party delivered at least 30 days prior to the end of the initial or any renewal term.  In exchange for his services, Mr. Harper will be paid a monthly fee of $2,000, plus $160 per hour for each hour he works in excess of 12 hours during the calendar month, as well as reimbursement for certain expenses that he incurs on behalf of the Company.  In addition, we agreed to pay $5,000 per month to Mr. Harper for ten months, as payment of compensation earned by him prior to his resignation.

BALD EAGLE ENERGY INC.
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
March 31, 2009

(Unaudited)

On April 6, 2009, the Company accepted subscriptions for 1,400,000 common shares at $0.05, along with warrants for the purchase of 1,400,000 shares of common stock at an exercise price of $0.08 each, exercisable at any time and which expire April 6, 2012, to one non-affiliated non-U.S. person for total proceeds of $70,000.

On April 29, 2009, the Company accepted subscriptions for 1,666,667 common shares at $0.03, along with warrants for the purchase of 1,666,667 shares of common stock at an exercise price of $0.07 each, exercisable at any time and which expire April 29, 2012, to one non-affiliated non-U.S. person for total proceeds of $50,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q constitute "forward-looking statements."  These statements, identified by words such as "plan," "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the "SEC"), particularly our periodic reports filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act").

As used in this Quarterly Report, the terms "we," "us," "our," "Bald Eagle" and "the Company" mean Bald Eagle Energy Inc. and its subsidiaries unless otherwise indicated.

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

On March 31, 2009, we accepted the resignation of Andrew S. Harper from our Board of Directors and as our President and Chief Executive Officer.   Alvaro Vollmers, our sole remaining director, appointed himself to serve as the President and Chief Executive Officer on an interim basis, effective immediately.  Following the termination of his employment, Mr. Harper is being paid $5,000 per month for the next ten months as payment for amounts previously owed to him, in addition to any amounts paid to him under the terms of his consulting arrangement with the Company.  See Note 5 to the Interim Financial Statements.  If our future cash flow and operating performance improves, we may hire Mr. Harper again on a full-time basis.

North Slope Leases

We are an exploration stage company engaged in the acquisition, exploration and development of oil and natural gas properties and prospects.  We recently acquired the rights to a 100% working interest (representing a net revenue interest of 78.33%) on an aggregate 18,418 acres located within the State of Alaska's North Slope hydrocarbon province under six (6) separate leases referred to as the North Slope Leases.  We acquired our interest in the North Slope Leases under the terms of a purchase agreement we entered into on April 18, 2008.  We closed the purchase and sale of the North Slope Leases effective as of September 29, 2008, and after we received approval from the Alaska DNR by letter dated May 1, 2009, we recorded the lease assignment documents at the Barrow Recording District. See Note 2 to the Interim Financial Statements.

The North Slope Leases give the Company, as lessee, the exclusive right to drill for, extract, remove, process and dispose of oil and natural gas and associated substances in the geographic areas covered by those leases, subject to their terms.  The initial primary term of each North Slope Lease begins on February 1, 2007, and expires on January 31, 2012, unless it is extended for production or as otherwise provided under the terms of the applicable lease.

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

We changed the Company's focus to oil and gas explorations and began the process of acquiring the Alaska North Slope Leases on April 18, 2008 and, due to our investments in this effort, we have experienced losses since that time. As at March 31, 2009, we have a working capital deficit of $331,834.  During the fiscal quarter ended March 31, 2009, we completed three financings in which an aggregate 3,300,000 shares and warrants for an equal number of shares were sold for proceeds of $190,000; however, we will need to raise additional funds to continue our operations and the exploration of the North Slope Leases.

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

We are an exploration stage company with limited operations and have not yet received revenues from operations, generated profitability or experienced positive cash flow from operations.  We currently have no properties with any known deposits of oil or gas.  Andrew S. Harper, our former Chief Executive Officer and President who now works for the Company as an independent contractor, has extensive experience in the oil and gas industry with specific industry experience in exploration operations and new ventures evaluation.

If we are successful in securing further exploration interests in Alaska leases, we will be required to pay rentals and complete work programs to maintain our interests in good standing.  There can be no certainty as to the costs of future lease acquisitions and exploration work programs; however, we will require additional funds to discharge our obligations and exploration work programs whether the interests are acquired through joint venture or through competitive lease sales.  We do not have sufficient capital to satisfy potential future exploration expenditures and we will rely principally on the issuance of common stock to raise funds to finance the expenditures that we expect to incur should we secure exploration interests.  Failure to raise additional funds will result in the failure to meet our obligations and the relinquishment of our interest in any future leases acquired.  We have relied principally on the issuance of common stock in private placements to raise funds to support our business but there can be no assurance that we will be successful in raising additional funds through the issuance of additional equity.

We do not expect any significant purchases of plants and equipment or any increase in the number of employees in the near future.

RISK FACTORS

If we do not obtain additional financing, our business will fail.

Our operating funds are not sufficient to meet the anticipated costs of completing our exploration program on the North Slope Leases. Therefore, we will need to obtain additional financing in order to complete our full business plan.  As of March 31, 2009, we had cash on hand in the amount of $2,850. We have not earned any income since our inception, and our plan of operation calls for significant expenses in connection with the exploration of our oil and natural gas leases.

We currently do not have any agreements for future financings and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors outside of our control, including the results from our exploration program, and any unanticipated problems relating to our oil and natural gas exploration activities, including environmental assessments and additional costs and expenses that may exceed our current estimates. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us, in which case our business will fail.

We anticipate that we will incur the following expenses over the next twelve months:

Category	Planned Expenditures Over The Next 12 Months (US $)
General & Administrative	$600,000
Geological & Geophysical	$2,492,688
TOTAL	$3,092,688

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

We have accrued net losses of $1,171,897 for the period from our inception on October 12, 2005 to March 31, 2009, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of oil and natural gas leases.

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

Currently, our principal assets consist of our rights to the North Slope Leases, and we have allocated substantially all of our available working capital to the acquisition of those rights under the purchase agreement we entered into in April 2008.  Because we have no other source of revenues at this time, our ability to generate revenues depends entirely on our successful development of the North Slope Leases.  If we are unable to explore and develop those properties in commercial quantities, or if our interests in those leases are revoked or limited in any significant way, then our business is likely to fail. We have completed the acquisition of the North Slope Leases under the related purchase agreement, and the Alaska DNR has approved the assignment of the North Slope Leases ;  however, if the state were to revoke the transfer of the North Slope Leases or in any other manner limit the Company's ability to explore or develop those properties, then it would have a material adverse impact on the Company and the Company's stockholders could lose the value of their investment in the Company.  In addition, the Company is required to make annual rental payments in order to maintain the effectiveness of the North Slope Leases.  If the Company is unable to generate sufficient funds through operations or future investments to make those minimum rental payments, then it could lose its interest in some or all of the North Slope Leases, which could have a material adverse impact on the Company and the Company's stockholders could lose the value of their investment in the Company.

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

RESULTS OF OPERATIONS

Three and Six Months Ended March 31, 2009 and 2008

The following table presents certain items included in the Company's consolidated statements of operations for the three and six months ended March 31, 2009 and 2008, a copy of which are included in this Quarterly Report on Form 10-Q, and the percentage change from the prior period.  All such data should be read only in conjunction with, and are qualified in their entirety by reference to, our consolidated financial statements and accompanying notes:

	Three Months Ended			Six Months Ended
	March 31, 2009	March 31, 2008	Percentage Increase / Decrease	March 31, 2009	March 31, 2008	Percentage Increase / Decrease
Expenses	$(172,758)	$(28,357)	509%	$(459,199)	$(38,299)	1,099%

Net Loss	$(172,758)	$(28,357)	509%	$(459,199)	$(38,299)	1,099%

Revenues

We have not earned any revenues to date. We do not anticipate earning revenues from our oil and gas exploration activities in the near future.

Operating Expenses

Our operating expenses for the relevant periods consisted of the following:

	Three Months Ended			Six Months Ended
	March 31, 2009	March 31, 2008	Percentage Increase / Decrease	March 31, 2009	March 31, 2008	Percentage Increase / Decrease
General & Administrative	$172,758	$28,357	509%	$459,199	$38,299	1,099%

Total Operating Expenses	$172,758	$28,357	509%	$459,199	$38,299	1,099%

We anticipate our operating expenses will increase as we undertake our exploration program for the North Slope Leases.  We anticipate our accounting and legal expenses will also increase as a result of our ongoing reporting requirements under the Exchange Act.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
	March 31, 2009	September 30, 2008	Percentage Increase / (Decrease)
Current Assets	$5,770	$47,170	-88%
Current Liabilities	(337,604)	(249,805)	35%
Working Capital (Deficit)	$(331,834)	$(202,635)	64%

Cash Flows	Six Months Ended
	March 31, 2009	March 31, 2008
Cash Flows Used In Operating Activities	$(368,536)	$(32,453)
Cash Flows Used in Investing Activities	-	-
Cash Flows Provided By Financing Activities	324,216	20,000
Net Decrease In Cash During Period	$(44,320)	$(12,453)

The decrease in our working capital at March 31, 2009 from December 31, 2008, and the increase in our cash used during the three months ended March 31, 2009, from the comparable period ended March 31, 2008 are primarily attributable to: (i) consulting expenses associated with the preliminary work related to our development of the North Slope Leases, as well as increased requirements of legal, accounting and investor relations services; and (ii) from the fact that we had no revenue during the three months ended March 31, 2009.

During the three months ended March 31, 2009, our sole source of financing came in the form of three private placements of the Company's shares in the amount of $190,000, which were completed on January 29, February 24, and March 17, 2009.

The Company received certain marketing services from a media marketing consulting agency as part of the development of the Company's initial marketing campaign. The amount was accrued for as of December 31, 2008, at which time the Company owed approximately $169,000 to the vendor.  Subsequently, the Company agreed to pay the vendor $10,000 on January 16, 2009, and $22,714 on each of February 10, March 10, April 10, May 10, June 10, July 10 and August 10, 2009.  The payments for January 16, February 10, March 10 and April 10 were all made as scheduled, but the payment for May 10 was made in the amount of $10,000, and the Company has requested that the vendor also allow the Company to make payments of $10,000 for each of June 10 and July 10, and then resume the normal payment amounts of $22,714 on August 10, with payments of $22,714 on the tenth of each subsequent month until the Company's obligation to the vendor is satisfied.  The vendor has not yet responded to the Company's request.  As of May 20, 2009, the Company still owes this vendor $80,858.

Future Financings

As of the date of this Quarterly Report, we had cash on hand in the amount of $2,850.  We will require additional financing to sustain our business operations if we are not successful in exploring and developing our leased properties and earning revenues.  We currently do not have any arrangements for financing and we may not be able to obtain financing when required.  Obtaining additional financing would be subject to a number of factors, including the various items referenced in "Risk Factors" above.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information.  These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles.  In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at March 31, 2009 and for all periods presented in the attached financial statements, have been included.  Interim results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 29, 2009, we completed a private placement to one investor of 500,000 units at a price of $0.10 per unit for total proceeds of $50,000.  Each unit is comprised of one share of our common stock and one share purchase warrant.  Each share purchase warrant will entitle the holder to purchase one additional post-split share of our common stock at a price of $0.17 per share for a period ending January 29, 2012.  This private placement was completed pursuant to the provisions of Regulation S promulgated under the Securities Act of 1933, as amended (the “Securities Act”).  We did not engage in a distribution of this offering in the United States.  The investor represented that it was not a US person as defined in Regulation S, and has provided representations indicating that it was acquiring our securities for investment purposes only and not with a view towards distribution.

On February 24, 2009, we completed a private placement to one investor of 1,400,000 units at a price of $0.05 per unit for total proceeds of $70,000.  Each unit is comprised of one share of our common stock and one share purchase warrant.  Each share purchase warrant will entitle the holder to purchase one additional post-split share of our common stock at a price of $0.13 per share for a period ending February 24, 2012.  This private placement was completed pursuant to the provisions of Regulation S promulgated under the Securities Act.  We did not engage in a distribution of this offering in the United States.  The investor represented that it was not a US person as defined in Regulation S, and has provided representations indicating that it was acquiring our securities for investment purposes only and not with a view towards distribution.

On March 17, 2009, we completed a private placement to one investor of 1,400,000 units at a price of $0.05 per unit for total proceeds of $70,000.  Each unit is comprised of one share of our common stock and one share purchase warrant.  Each share purchase warrant will entitle the holder to purchase one additional post-split share of our common stock at a price of $0.08 per share for a period ending March 17, 2012.  This private placement was completed pursuant to the provisions of Regulation S promulgated under the Securities Act.  We did not engage in a distribution of this offering in the United States.  The investor represented that it was not a US person as defined in Regulation S, and has provided representations indicating that it was acquiring our securities for investment purposes only and not with a view towards distribution.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws, as amended.(1)

10.1	Purchase Agreement - North Slope Leases.(2)

10.2	Independent Contractor Agreement, dated as of October 26, 2008, between the Registrant and Alvaro Vollmers.(3)

10.3	Amendment to Independent Contractor Agreement, dated as of December 29, 2008, between the Registrant and Alvaro Vollmers.(3)

10.4	Independent Contractor Agreement, dated as of April 1, 2009 between the Registrant and Andrew S. Harper.

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to our Registration Statement on Form SB-2, as filed with the Securities and Exchange Commission on November 21, 2006.

(2)	Previously filed as an exhibit to our Form 8-K, as filed with the Securities and Exchange Commission on April 24, 2008.

(3)	Previously filed as an exhibit to our Form 10-K for the year ended September 30, 2008, as filed with the Securities and Exchange Commission on January 13, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALD EAGLE ENERGY INC.

Date: May 20, 2009	By:	/s/ Alvaro Vollmers
ALVARO VOLLMERS
Chief Executive Officer, President, Chief Financial Officer, Secretary and Treasurer
Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)