Form 10-Q
period 2009-06-30
BALD EAGLE ENERGY INC.
filed 2009-08-19
CIK 1373952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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
The Woodlands, Texas 77380
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 19, 2009, the issuer had 84,826,934 shares of common stock outstanding.

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets as of June 30, 2009 (unaudited) and September 30, 2008	1

Statements of Operations for the three and nine months ended June 30, 2009 and 2008, and for the period from inception through June 30, 2009 (unaudited)	2

Statements of Cash Flows for the nine months ended June 30, 2009 and 2008, and for the period from inception through June 30, 2009 (unaudited)	3

Notes to the Financial Statements (Unaudited)	4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures About Market Risks	16

Item 4. Controls and Procedures	16

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3. Defaults Upon Senior Securities	17

Item 4. Submission of Matters to a Vote of Security Holders	17

Item 5. Other Information	17

Item 6. Exhibits	18

SIGNATURES	19

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BALD EAGLE ENERGY INC.
(An Exploration Stage Company)
BALANCE SHEETS

	(Unaudited) June 30, 2009	September 30, 2008
ASSETS
Current
Cash	$13,514	$47,170
Prepaid	12,138	-
Total current assets	25,652	47,170
Oil & gas rights	621,608	621,608
Total Assets	$647,260	$668,778

LIABILITIES
Current
Accounts payable and accrued liabilities	$284,264	$244,021
Loan payable – related party	-	5,784
Total current liabilities	284,264	249,805

Total Liabilities	284,264	249,805

Commitments

STOCKHOLDER'S EQUITY
Capital Stock
Authorized:
400,000,000 common voting stock, $0.001 par value
100,000,000 preferred stock, $0.001 par value, none issued
Issued and outstanding:
79,326,934 and 71,898,600 common shares, respectively	79,327	71,899
Additional paid-in-capital	1,552,344	1,059,772
Deficit accumulated during the exploration stage	(1,268,675)	(712,698)

Total Stockholders' Equity	362,996	418,973

Total Liabilities and Stockholders' Equity	$647,260	$668,778

The accompanying notes are an integral part of these financial statements.

BALD EAGLE ENERGY INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

For the three and nine months ended June 30, 2009 and 2008, and for the period
October 12, 2005 (Inception) to June 30, 2009
(Unaudited)

	Three months ended June 30, 2009	Three months ended June 30, 2008	Nine months ended June 30, 2009	Nine months ended June 30, 2008	October 12, 2005 (Inception) to June 30, 2009
Expenses
General and administrative	$96,778	$55,306	$555,977	$93,604	$1,251,476
Mineral property acquisition and exploration costs	-	-	-	-	17,199
Net loss for the period	$(96,778)	$(55,306)	$(555,977)	$(93,604)	$(1,268,675)

Basic loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	76,872,271	71,101,933	74,234,215	70,813,044

The accompanying notes are an integral part of these financial statements.

BALD EAGLE ENERGY INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

For the nine months ended June 30, 2009 and 2008, and for the period
October 12, 2005 (Inception) to June 30, 2009
(Unaudited)

	Nine months ended June 30, 2009	Nine months ended June 30, 2008	October 12, 2005 (Inception) to June 30, 2009

Operating Activities:
Net loss	$(555,977)	$(93,604)	$(1,268,675)
Add: Impairment of mineral property	-	-	9,699
Change in operating assets and liabilities:
Prepaid expense	(12,138)	(1,463)	(12,138)
Accounts payable and accrued liabilities	40,243	2,192	284,264

Cash used in operating activities	(527,872)	(92,875)	(986,850)

Investing Activities:
Mineral property acquisition and exploration costs	-	-	(9,699)
Oil & gas rights acquisitions	-	(470,000)	(621,608)
Cash used in investing activities	-	(470,000)	(631,307)

Financing Activities:
Proceeds from (payments on) loan payable – related party	(5,784)	5,960	-
Proceeds from issuance of common stock for cash	500,000	550,000	1,631,671

Cash provided by financing activities	494,216	555,960	1,631,671

Net increase (decrease) in cash	(33,656)	(6,915)	13,514

Cash, beginning of the period	47,170	14,504	-

Cash, end of the period	$13,514	$7,589	$13,514

Supplemental cash disclosures
Cash paid for interest	$1,555	$-	$1,555
Cash paid for taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

BALD EAGLE ENERGY INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2009

(Unaudited)

Note 1	Interim Reporting and Continuance of Operations

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the Company's September 30, 2008 annual report filed on Form 10-K on January 13, 2009.

Operating results for the three and nine-month periods ended June 30, 2009 are not necessarily indicative of the results that can be expected for the year ending September 30, 2009.

The interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  However, at June 30, 2009, the Company had not yet achieved profitable operations, had accumulated losses of $1,268,675 since its inception and is expected to incur further losses in the development of its business, all of which raises substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from its proposed business operations when they come due. Management has no formal plan in place to address this concern, but it intends for the Company to obtain additional funds through additional private equity financing and/or related party advances; however, there is no assurance that additional funding will be available.

Note 2	Alaska North Slope leases

On April 18, 2008, the Company entered into a purchase agreement for the acquisition of exclusive oil and gas rights under certain leases in the State of Alaska. The total consideration was $621,608, which was payable in stages beginning with an initial payment on April 18, 2008. The lease assignments were  made effective as of September 29, 2008, which is when the transaction is treated as being closed; however, the assignments were not delivered to the Company until November 14, 2008.  According to the terms of the purchase agreement, the Company was assigned the rights to a 100% working interest (representing a net revenue interest of 78.33%) under six (6) separate oil and gas leases (the "North Slope Leases") located in the State of Alaska's North Slope hydrocarbon province, which include the exclusive right to drill for, extract, remove, process and dispose of oil and natural gas and associated substances.  The parcels subject to the North Slope Leases acquired by the Company constitute an aggregate total of 18,418 acres.  The initial primary term of each North Slope Lease begins on February 1, 2007, and expires on January 31, 2012, unless it is extended for production or as otherwise provided under the terms of the applicable lease. As part of the transfer, the sellers (Samuel H. Cade and Daniel K. Donkel) reserved an overriding royalty interest equal to 5% of 8/8ths, in addition to the 16.67% royalty interest reserved by the State of Alaska, which will apply to all renewals and extensions of the North Slope Leases.

BALD EAGLE ENERGY INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2009

(Unaudited)

The application for assignment of the North Slope Leases to the Company was completed and submitted to the State of Alaska Department of Natural Resources on November 14, 2008.  Our local representatives in Alaska worked closely with the State of Alaska's Department of Natural Resources (the "Alaska DNR") in order to complete all necessary steps to complete the transfers of the North Slope Leases.  On May 1, 2009, we received a letter from the Alaska DNR approving the assignments, and we subsequently recorded the North Slope Lease assignments at the Barrow Recording District.  The filing information for the assignments is as follows:

North Slope Leases
(all recording references are to Official Records of the Barrow Recording District, Alaska)

Lease ADL	Assignor	Assignee	Lease Date	Recording Information
390947	Samuel H. Cade	Bald Eagle Energy Inc.	February 1, 2007	2009-000266-0
390947	Daniel K. Donkel	Bald Eagle Energy Inc.	February 1, 2007	2009-000267-0
390956	Samuel H. Cade	Bald Eagle Energy Inc.	February 1, 2007	2009-000268-0
390956	Daniel K. Donkel	Bald Eagle Energy Inc.	February 1, 2007	2009-000269-0
390987	Samuel H. Cade	Bald Eagle Energy Inc.	February 1, 2007	2009-000270-0
390987	Daniel K. Donkel	Bald Eagle Energy Inc.	February 1, 2007	2009-000271-0
390988	Samuel H. Cade	Bald Eagle Energy Inc.	February 1, 2007	2009-000272-0
390988	Daniel K. Donkel	Bald Eagle Energy Inc.	February 1, 2007	2009-000273-0
390989	Samuel H. Cade	Bald Eagle Energy Inc.	February 1, 2007	2009-000274-0
390989	Daniel K. Donkel	Bald Eagle Energy Inc.	February 1, 2007	2009-000275-0
390990	Samuel H. Cade	Bald Eagle Energy Inc.	February 1, 2007	2009-000276-0
390990	Daniel K. Donkel	Bald Eagle Energy Inc.	February 1, 2007	2009-000277-0

The holder of the North Slope Leases must pay annual rental to the State of Alaska in accordance with the following rental schedule:

•	for the first year of those leases, which began in February 2007, $1.00 per acre or fraction of an acre, which results in aggregate annual rent of $18,418;

•	for the second year, $1.50 per acre or fraction of an acre, which results in aggregate annual rent of $27,627;

•	for the third year, $2.00 per acre or fraction of an acre, which results in aggregate annual rent of $36,836;

BALD EAGLE ENERGY INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2009

(Unaudited)

•	for the fourth year, $2.50 per acre or fraction of an acre, which results in aggregate annual rent of $46,045; and

•	for the fifth year and following years, $3.00 per acre or fraction of an acre, which results in aggregate annual rent of $55,254.

The Company acquired the North Slope Leases during the second year of the initial term of those leases.  The prior owners had paid the first two annual payments due to the State of Alaska. During the application process, the Company paid the annual rental fees due for the third year under the North Slope Leases to the State of Alaska, which provided the Company receipts confirming those payments in the first week of February.  We are continuing our plans to raise capital to develop the North Slope Leases.  Consequently, the Company will incur significant expenses regardless of our success in exploring for oil and gas on these leases.  The State of Alaska may increase the annual rental rate as provided by law if the North Slope Leases are extended beyond the primary term.

Note 3	Share Capital

During the nine months ended June 30, 2009, the Company issued 7,113,334 shares at prices between $0.03 and $0.25 per share, along with warrants for the purchase  of 7,113,334 shares at exercise prices between $0.07 and $0.45 per share with three year terms. The Company received cash proceeds of $450,000. The relative fair value of the warrants was $260,125.

The Company also issued 315,000 shares previously subscribed.

On June 25, 2009, the Company subscribed 2,500,000 common shares at $0.02, along with warrants for the purchase of 2,500,000 shares of common stock at an exercise price of $0.06 each, exercisable at any time and which expire June 26, 2012, to one non-affiliated non-U.S. person for total proceeds of $50,000. The shares were issued subsequent to June 30, 2009. The relative fair value of the warrants was $28,808.

There were 11,758,334 warrants outstanding and exercisable as of June 30, 2009. These warrants had exercise prices ranging from $0.06 to $1.00 per share, and an average remaining life of approximately 2.6 years.

Note 4	Contractual Obligations

Rental of the Company's offices in The Woodlands, Texas is $1,500 per month pursuant to a Services Agreement, which expires October 31, 2009. The Company rents a virtual office at 2911 Turtle Creek Boulevard, Suite 300, Dallas, Texas, on a month-to-month basis pursuant to an Office and Services Agreement that expired March 31, 2009, at a cost of approximately $238 per month.

BALD EAGLE ENERGY INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2009

(Unaudited)

Andrew S. Harper resigned from our Board of Directors and as our President and Chief Executive Officer on March 31, 2009.  We subsequently entered into an Independent Contractor Agreement with Mr. Harper dated April 1, 2009, which provides for him to deliver executive management services to us from time to time in the role as a Chief Operating Officer of the Company.  The agreement has an initial term that ends on December 31, 2009, and it will renew for consecutive 90 day periods until it is terminated by either party with at least 30 days prior to the end of the initial or any renewal term, or upon the earlier death or disability of Mr. Harper.  In exchange for his services, Mr. Harper will be paid a monthly fee of $2,000, plus $160 per hour for each hour he works in excess of 12 hours during the calendar month, as well as reimbursement for certain expenses that he incurs on behalf of the Company.  In addition, on April 1, 2009 we agreed to pay $50,000 ($5,000 per month) to Mr. Harper as a bonus.

Note 5	Subsequent events

On July 20, 2009, the Company accepted subscriptions for 3,000,000 common shares at $0.01, along with warrants for the purchase of 3,000,000 shares of common stock at an exercise price of $0.03 each, exercisable at any time and which expire July 20, 2012, to one non-affiliated non-U.S. person for total proceeds of $30,000.

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

On March 31, 2009, we accepted the resignation of Andrew S. Harper from our Board of Directors and as our President and Chief Executive Officer.   Alvaro Vollmers, our sole remaining director, appointed himself to serve as the President and Chief Executive Officer on an interim basis, effective immediately.  Following the termination of his employment, Mr. Harper is being paid $5,000 per month for the ten months starting in April 2009 as a bonus, in addition to any amounts paid to him under the terms of his consulting arrangement with the Company.  See Note 5 to the Interim Financial Statements.  If our future cash flow and operating performance improves, we may hire Mr. Harper again on a full-time basis.

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

The North Slope Leases give the Company, as lessee, the exclusive right to drill for, extract, remove, process and dispose of oil and natural gas and associated substances in the geographic areas covered by those leases, subject to their terms.  The initial primary term of each North Slope Lease began on February 1, 2007, and expires on January 31, 2012, unless it is extended for production or as otherwise provided under the terms of the applicable lease.

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

We changed the Company's focus to oil and gas explorations and began the process of acquiring the North Slope Leases on April 18, 2008 and, due to our inability to generate a return on our investments in this effort, we have experienced losses since that time. As at June 30, 2009, we have a working capital deficit of $258,612.  During the nine months ended June 30, 2009, we completed financings in which an aggregate 9,613,334 shares and warrants for an equal number of shares were sold for proceeds of $500,000; however, we will need to raise additional funds to continue our operations and the exploration of the North Slope Leases.

We currently do not have sufficient funds to execute our plan of operation for exploring the North Slope Leases during the next twelve months and we will therefore require additional funds. We have relied principally on the issuance of common stock by private placements to raise funds to finance our business, which has diluted the value of our shares.  There is no assurance that market conditions will continue to permit us to raise funds when required.  If possible, we will issue more common stock at prices we find to be acceptable, which may further dilute the value of our common stock.

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

In addition to our activities related to the North Slope Leases, we intend to pursue other lease opportunities in the North Slope area.  If we are successful in securing additional exploration interests in Alaska leases, we will be required to pay rentals and complete work programs to maintain our interests in good standing.  There can be no certainty as to the costs of future lease acquisitions and exploration work programs; however, we will require additional funds to discharge our obligations and exploration work programs whether the interests are acquired through joint venture or through competitive lease sales.  We do not have sufficient capital to satisfy potential future exploration expenditures and we will rely principally on the issuance of common stock to raise funds to finance the expenditures that we expect to incur should we secure exploration interests.  Failure to raise additional funds will result in the failure to meet our obligations and the relinquishment of our interest in any future leases acquired.  We have relied principally on the issuance of common stock in private placements to raise funds to support our business but there can be no assurance that we will be successful in raising additional funds through the issuance of additional equity.

We do not expect any significant purchases of plants and equipment or any increase in the number of employees in the near future.

RISK FACTORS

If we do not obtain additional financing, our business will fail.

Our operating funds are not sufficient to meet the anticipated costs of completing our exploration program on the North Slope Leases. Therefore, we will need to obtain additional financing in order to complete our current business plan for the exploration and development of those lease interests.  As of June 30, 2009, we had cash on hand in the amount of $13,514. We have not earned any income since our inception, and our plan of operation calls for significant expenses in connection with the exploration of our oil and natural gas leases, so we have incurred significant losses.

We currently do not have any agreements for future financings and we may not be able to obtain financing when required. Our ability to obtain additional financing would be subject to a number of factors outside of our control, including the results from our exploration program, and any unanticipated problems relating to our oil and natural gas exploration activities, including environmental assessments and additional costs and expenses that may exceed our current estimates. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us, in which case our business will fail.

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

We have accrued net losses of $1,268,675 for the period from our inception on October 12, 2005 to June 30, 2009, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of oil and natural gas leases.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended June 30, 2009 and 2008

The following table presents certain items included in the Company's consolidated statements of operations for the three and nine months ended June 30, 2009 and 2008, a copy of which are included in this Quarterly Report on Form 10-Q, and the percentage change from the prior period.  All such data should be read only in conjunction with, and are qualified in their entirety by reference to, our consolidated financial statements and accompanying notes:

	Three Months Ended			Nine Months Ended
	June 30, 2009	June 30, 2008	Percentage Increase / Decrease	June 30, 2009	June 30, 2008	Percentage Increase / Decrease
Expenses	$(96,778)	$(55,306)	75%	$(555,977)	$(93,604)	494%

Net Loss	$(96,778)	$(55,306)	75%	$(555,977)	$(93,604)	494%

Revenues

We have not earned any revenues to date. We do not anticipate earning revenues from our oil and gas exploration activities in the near future.

Operating Expenses

Our operating expenses for the relevant periods consisted of the following:

	Three Months Ended			Nine Months Ended
	June 30, 2009	June 30, 2008	Percentage Increase / Decrease	June 30, 2009	June 30, 2008	Percentage Increase / Decrease
General & Administrative	$96,778	$55,306	75%	$555,977	$93,604	494%

Total Operating Expenses	$96,778	$55,306	75%	$555,977	$93,604	494%

We anticipate our operating expenses will increase as we undertake our exploration program for the North Slope Leases.  We anticipate our accounting and legal expenses will also increase as a result of our ongoing reporting requirements under the Exchange Act.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
	June 30, 2009	September 30, 2008	Percentage Increase / (Decrease)
Current Assets	$25,652	$47,170	-46%
Current Liabilities	(284,264)	(249,805)	14%
Working Capital (Deficit)	$(258,612)	$(202,635)	28%

Cash Flows	Nine Months Ended
	June 30, 2009	June 30, 2008
Cash Flows Used In Operating Activities	$(527,872)	$(92,875)
Cash Flows Used in Investing Activities	-	(470,000)
Cash Flows Provided By Financing Activities	494,216	555,960
Net Increase (Decrease) In Cash During Period	$(33,656)	$6,915

The decrease in our working capital at June 30, 2009 from September 30, 2008, and the increase in our cash used during the three months ended June 30, 2009, from the comparable period ended June 30, 2008 are primarily attributable to: (i) consulting expenses associated with the preliminary work related to our development of the North Slope Leases, as well as increased requirements of legal, accounting and investor relations services; and (ii) from the fact that we had no revenue during the three months ended June 30, 2009.

During the nine months ended June 30, 2009, our sole source of cash flow came in the form of private placements of the Company's shares in the amount of $500,000.

The Company received certain marketing services from a media marketing consulting agency as part of the development of the Company's initial marketing campaign. The amount was accrued for as of December 31, 2008, at which time the Company owed approximately $169,000 to the vendor. The Company and the vendor previously agreed that the Company would pay the vendor $10,000 on January 16, 2009, and $22,714 on each of February 10, March 10, April 10, May 10, June 10, July 10 and August 10, 2009, as payment of all amounts due.  However, the Company has not fully complied with those agreed-upon payment terms. As of August 19, 2009, the Company still owes this vendor $70,858.

Future Financings

As of the date of this Quarterly Report, we had cash on hand in the amount of $13,514.  We will require additional financing to sustain our business operations if we are not successful in exploring and developing our leased properties and earning revenues.  We currently do not have any arrangements for financing and we may not be able to obtain financing when required.  Obtaining additional financing would be subject to a number of factors, including the various items referenced in "Risk Factors" above.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information.  These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles.  In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at June 30, 2009 and for all periods presented in the attached financial statements, have been included.  Interim results for the three month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 06, 2009 we accepted subscriptions for a private placement to one investor of 1,400,000 units at a price of $0.05 per unit for total proceeds of $70,000.  Each unit is comprised of one share of our common stock and one share purchase warrant.  Each share purchase warrant will entitle the holder to purchase one additional share of our common stock at a price of $0.08 per share for a period ending April 06, 2012.  This private placement was completed pursuant to the provisions of Regulation S promulgated under the Securities Act of 1933, as amended (the “Securities Act”).  We did not engage in a distribution of this offering in the United States.  The investor represented that it was not a US person as defined in Regulation S, and has provided representations indicating that it was acquiring our securities for investment purposes only and not with a view towards distribution.

On April 29, 2009, we accepted subscriptions for a private placement to one investor of 1,666,667 units at a price of $0.03 per unit for total proceeds of $50,000.  Each unit is comprised of one share of our common stock and one share purchase warrant.  Each share purchase warrant will entitle the holder to purchase one additional share of our common stock at a price of $0.07 per share for a period ending April 29, 2012.  This private placement was completed pursuant to the provisions of Regulation S promulgated under the Securities Act.  We did not engage in a distribution of this offering in the United States.  The investor represented that it was not a US person as defined in Regulation S, and has provided representations indicating that it was acquiring our securities for investment purposes only and not with a view towards distribution.

On June 25, 2009, we accepted subscriptions for a private placement to one investor of 2,500,000 units at a price of $0.02 per unit for total proceeds of $50,000.  Each unit is comprised of one share of our common stock and one share purchase warrant.  Each share purchase warrant will entitle the holder to purchase one additional share of our common stock at a price of $0.06 per share for a period ending June 25, 2012.  This private placement was completed pursuant to the provisions of Regulation S promulgated under the Securities Act.  We did not engage in a distribution of this offering in the United States.  The investor represented that it was not a US person as defined in Regulation S, and has provided representations indicating that it was acquiring our securities for investment purposes only and not with a view towards distribution.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws, as amended.(1)

10.1	Independent Contractor Agreement, dated as of April 1, 2009 between the Registrant and Andrew S. Harper. (2)

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to our Registration Statement on Form SB-2, as filed with the Securities and Exchange Commission on November 21, 2006.

(2)	Previously filed as an exhibit to our Form 10-Q, as filed with the Securities and Exchange Commission on May 20, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALD EAGLE ENERGY INC.

Date: August 19, 2009	By:	/s/ Alvaro Vollmers
ALVARO VOLLMERS
Chief Executive Officer, President, Chief Financial Officer, Secretary and Treasurer
Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)